Form 10KSB40
period 2000-01-31
SFG CORP
filed 2000-04-03
CIK 751418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON ,D.C. 20549

                                   FORM 10-KSB

      __X__ ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 31,2000
      _____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ___ to ___
               Commission file number 0-13635

                                SFG CORPORATION
                                ---------------

        ( Name of small business issuer in its charter)


     Delaware                          13-3208094
     --------                          ----------
(State or other jurisdiction          (IRS Employer
of incorporation or organization)      Identification Number)

142 Brixton Road                         11530
Garden City,New York
--------------------                    --------------
(Address of Principal executive offices) (Zip Code)

Issuer's telephone number (516) 248-6587
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class   Name of each exchange on which registered
  -------------------   -----------------------------------------
       None                        None

Securities registered under Section 12(g) of the Exchange Act:

 Common Stock (par value $.001 per share)
-----------------------------------------

                      (Title of class)

        Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes______ NO__X__

Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge ,in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(X).

Issuer's revenues for its most recent fiscal year: $ 211,535.00
                                                    -------------

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $100,000 on March 1.2000. The number of shares outstanding of Registrant's Common Stock as of March 1,2000.
   Common Stock ,par value $.001 per share:
   3,226,856
Transitional Small Business Disclosure Format (Check one)Yes   No X
                                                            ---  ---
                         Part I

Item 1.Description of Business

 SFG Corporation (the "Company") until January 8,1993 known as Stratford Financial Group ,Ltd.,was incorporated in Delaware on November 9,1983.SFG Corporation acts as a holding company.Stratford Financial Corp(SFC) is wholly owned subsidiary of SFG Corporation.Empire Asset Management Corp is a wholly owned subsidiary of Stratford Financial Corp.

      SFC is an independent third party lessor specializing in computer and general equipment leasing and other transactions .As an independent lessor, SFC(through its wholly owned subsidiary ,Empire Asset Management Corp.,("EAMC") established in June ,1989)generate leasing opportunities through direct bids to end users ,relationships with equipment manufacturers and the brokerage community and through purchases from other leasing companies .At this time EAMC's computer equipment is predominantly IBM computer peripheral equipment ,however EAMC does lease equipment from other manufacturers in those instances where it can do so at minimal risk. Since EAMC cannot have any assurance that it will be able to sell any part of its lease and equipment portfolio. EAMC only acquires that equipment which it is prepared to hold for its own account.

 Computer peripheral equipment consists of printers and communication controllers used to convey information into and out of the central processing unit of a computer system. Historically values of peripheral equipment have been less dramatically affected by changes in technology than values of central processing units .Peripheral equipment ,nevertheless ,is subject to decline in value as improved models are developed and made available.
Prior to or upon expiration of initial leases ,EAMC will attempt to extend ,to remarket or sell the equipment .Notwithstanding the existence of appraisal and forecasting services ,the value of the equipment cannot be determined with certainty at the onset of a lease and such value is dependent on various contingencies such as obsolescence ,market factors, condition of the equipment and other business and economic considerations ,To the extent efforts are successful ,such re-leases and sales generate additional revenues to EAMC.

  The ability to market equipment through re-lease by EAMC will be dependent in part upon competitive factors such as pricing and leasing practices of other equipment manufacturers and leasing companies. Equipment leasing is a very competitive field and in seeking new leases or sale of its equipment portfolio ,EAMC will be competing with IBM and other equipment manufacturers(with respect to its computer portfolio) and with banks ,finance companies and leasing companies, most of which have significantly greater assets than EAMC, as to other types of equipment.
    EAMC also seeks to earn fees through the brokerage of lease and finance transactions.
    The Company has no patents, trademarks, licenses, franchises or concessions The Company had no backlog of orders as of January 31,2000.
    The Company's business is not seasonal.
    The Company employs one person on a full time basis. The Company considers its relations with its employee to be good. The employee is not represented by a collective bargaining agreement or other obligations.

Item 2 DESCRIPTION OF PROPERTY

       The Companies offices since July 1,1997 are located in 300 feet of space in Garden City, New York. This space is available without a lease at nominal cost to the company.

ITEM 3.Legal Proceedings
       None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       No matter have been submitted to a vote of security holders during the fiscal year ending January 31,2000.

                        PART II

Item 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     The Company's Common Stock has been traded in the over-the- counter market since January 31,1985.The approximate number of holders of the Company's Common Stock at March 1,2000 was 405.

The following table reflects the high and low prices for the Companies common stock for fiscal years 1999 and 2000.

             Fiscal 1999             Fiscal 2000

QTR          High    Low             High    Low
 1           3/8     1/4             5/8     3/8
 2           7/16    1/8             3/8     3/8
 3           1/2     3/8             5/8     7/16
 4           11/16   3/8             7/16    1/16

The stock is listed on the Electronic Bulletin Board.

The Company has not paid a cash dividend on its Common Stock. Registrant does not contemplate paying any cash dividends on its Common Stock in the near future

Item 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS
FISCAL2000 COMPARED TO FISCAL 1999
    Annual revenues increased 28% to$211,535.00 in fiscal 2000 from $165,435.00 in fiscal 1999.The increase is attributable to the realization of certain residuals which are booked when received. Lease rental revenues continued to decline from $$149,073.00 in fiscal 1999 to $121,918.00 in fiscal 2000. There have been no new leases written in EAMC and leasing revenues can be expected to decline in the future unless the Company secures funds for financing.

Total expenses increased from $191,747.00 in fiscal 1999 to $$282,271.00.in fiscal 2000.In fiscal years 1999 and 2000,$10,000 and $100,000 of the total expenses for the respective years were paid in common stock.

IMPACT OF INFLATION
    Equipment costs are affected by inflation in the leasing business ,Although inflation has not been a major factor, there can be no assurance that this trend will continue.

LIQUIDITY AND CAPITAL RESOURCES
 The financial position of the Company remained the same during the fiscal year,primarily as result of Management's efforts to control costs.
    The Company expects to generate sufficient funds from operations to continue for the foreseeable future .The Company expects to improve its financial position by:

     1.Increasing the volume of fee and brokerage revenues
     2.obtaining additional financing or capital, and ultimately;
     3.obtaining profitable operations.
     4.Merging with a more substantial entity.

There can be no assurance that the Company will be able to improve its financial position even if the above stated objectives are met.

Item 7.FINANCIAL STATEMENTS.

The Financial Statements listed on the accompanying index are filed with and included as a part of this report.

Item 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                         Part III

Item 9. Directors ,Executive Officers ,Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth the names and ages of all directors and executive officers of the Company and the positions in the Company held by them.

      NAME            AGE          POSITION

John A.Dugan           61    Chairman and Chief Executive Officer

Anthony S.Pintauro     72    Director

JOHN A.DUGAN was elected a Director of the Company following the acquisition of SFC.Mr.Dugan is a marketing and computer portfolio asset manager with more than 30 years in the computer industry.In 1971, Mr Dugan joined DPF Incorporated as a District Marketing Manager and subsequently served in various marketing capacities until 1981 when he joined DPF Group.Ltd.Mr.Dugan was promoted to Vice President Asset Management,with primary responsibility for the remarketing of the computer asset portfolio and liason with the independent computer brokerage community.Mr.Dugan left DPF Group, Ltd.to join Stratford Financial Corp,as Executive Vice President and a Director.He was appointed Chairman and Chief Executive of SFG Corporation in February 1996.Mr Dugan is a graduate of the United States Naval Academy

ANTHONY S.PINTAURO was elected a Director of the Company in January 1993.Mr
 .Pintauro served as President of Stratford Financial Corp from June 1986 until his retirementin 1994.He has over 45 years of experience in the computer and computer leasing industry .From 1967 until 1981,Mr.Pintauro was employed as an executive with DPF Incorporated.His last position was that of Senior Vice President-Marketing In 1981 Mr Pintauro and three other individuals formed DPF Group,Ltd which purchased all equipment leasing operations from DPF Incorporated.In August of 1985 Mr.Pintauro sold his interest in DPF Group Ltd and in June 1986 joined SFG Corporation.Mr.Pintauro graduated from Manhattan College with a degree in Electrical Engineering.

Directors are elected to serve until the next annual meeting of shareholders,and until their successors have been elected and qualified.

Item 10. EXECUTIVE COMPENSATION

NAME AND PRINCIPAL POSITION    FOR YEAR   SALARY

John A.Dugan Chairman/CEO      Fiscal 2000   $53,621
                               Fiscal 1999   $64,000

 On June 28,1993 the Board of Directors approved the Company's Stock Option Plan which covers 2,500,000 shares of the Company's Common Stock . No shares have been exercised under this plan since its inception and no options are outstanding.

Item 11 .SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of March 1,2000 as to the beneficial ownership of the Company's Common Stock(the only class outstanding) by each person or entity who was the beneficial owner of more than 5% of the outstanding shares of that class ,each person who is a director or officer of the Company and all persons as a group who are officers and directors of the Company and as to the percentage of outstanding shares held by them at March 1,2000

                                       Percent of
Name and Address of                   Ownership
Beneficial Owner            Shares        (1)

---------------------------------------------------------

Sol Dorfberger               270,000      8.37%
2323 Quentin Road
Brooklyn NY 11220

I.Martin Goldstein          187,000      5.80%
19665 Waters End Drive
Boca Raton ,FL 33434

John A,Dugan                 291,000      9.02%
142 Brixton Road
Garden City,NY 11530

Anthony S.Pintauro           477,125      14.79%
100 Hilton Avenue
Apt M-22
Garden City, NY 11530

Lawrence D.Levin             253,500      7.86%
9 Fulton Street
Nanuet,NY 10954

Irv J.Fischer                250,000      7.75%
28 Cambria Road
Syosset,NY

All Directors and Officers   768,125      23.84%
as a group (2 persons)

(1) Shares shown in this table owned are owned of record and/or beneficially.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
(a)                     None

2.Exhibits

  The exhibits listed on the Index to Exhibits following the Signature Page herein are filed as part of this annual report.

(b) No reports on Form 8-K were filed by the Registrant.

                        SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

                                    SFG CORPORATION

                               By /s/ JOHN A. DUGAN
                                  ---------------------------
                                  John A .Dugan
                              Chairman and Chief Executive Officer

Dated : 3/31/2000

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

                               By: /s/ JOHN A. DUGAN
                                  ---------------------------
                                  John A .Dugan
                              Chairman and Chief Executive Officer

                               By: /s/ ANTHONY S. PINTAURO
                                  ---------------------------
                                  Anthony S. Pintauro
                                       Director

                       INDEX TO EXHIBITS

                          DESCRIPTION

The following exhibit from the independent auditor is incorporated by reference.

7.01 Financial Statements for the Fiscal years ending January 31,1999 and January 31,2000.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
SFG Corporation and Subsidiaries
Garden City, New York

        We have audited the accompanying consolidated balance sheets of SFG Corporation and Subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SFG Corporation and Subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note #7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note #7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Woodbridge, Connecticut
March 8, 2000

                        SFG CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

Independent Auditors' Report                                                          Page   2

Financial Statements:

    Consolidated Balance Sheets                                                              3

    Consolidated Statements of Operations                                                    4

    Consolidated Statements of Shareholders' Deficiency                                      5

    Consolidated Statements of Cash Flows                                                    6

Notes to Consolidated Financial Statements                                               7 - 9

                        SFG CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              January 31,
                                                                         2000            1999
                                                                     ------------    -------------
ASSETS:
-------
  Cash...............................................................$     41,173    $       9,233
  Due from officers..................................................           0              560
  Equipment under operating leases, net of accumulated depreciation..           0                0
  Furniture and equipment, net of accumulated depreciation...........           0                0
                                                                     ------------    -------------
      Total..........................................................$     41,173    $       9,793
                                                                     ============    =============


LIABILITIES AND SHAREHOLDERS' DEFICIENCY:
-----------------------------------------
Liabilities:
------------
  Note payable.......................................................$          0    $     271,151
  Accounts payable and accrued expenses..............................     111,791           97,246
  Advance rentals....................................................           0            9,174
  Due to officers....................................................       2,711            2,987
  Sales tax payable..................................................     221,943          222,006
                                                                     ------------    -------------
      Total liabilities..............................................     336,445          602,564

Shareholders' Deficiency:
-------------------------
  Common stock - $.001 par value, 100,000,000 shares authorized;
    3,226,856 and 2,855,856 shares issued and outstanding at
    January 31, 2000 and 1999, respectively..........................       3,227            2,856
  Capital in excess of par...........................................   2,062,167        1,693,450
  Accumulated deficit................................................  (2,360,666)      (2,289,077)
                                                                     ------------    -------------
    Total shareholders' deficiency...................................    (295,272)        (592,771)
                                                                     ------------    -------------

      Total..........................................................$     41,173    $       9,793
                                                                     ============    =============

The accompanying notes are an integral part of the financial statements.

                        SFG CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years Ended
                                                                              January 31,
                                                                         2000            1999
                                                                     ------------    -------------
Revenues:
---------
  Rental income......................................................$    121,918    $     149,073
  Residual income....................................................      75,423
  Sale of equipment and other income.................................      14,194           16,392
                                                                     ------------    -------------
    Total revenues...................................................     211,535          165,465

Expenses:
---------
  Professional fees..................................................     136,930           45,856
  Administrative expenses............................................      57,380           37,846
  Salaries...........................................................      53,621           64,000
  Interest...........................................................      25,806           25,993
  Leasing expense....................................................       6,584            8,302
  Rent...............................................................       1,950            9,750
                                                                     ------------    -------------
    Total expenses...................................................     282,271          191,747
                                                                     ------------    -------------

Loss Before Income Taxes.............................................     (70,736)         (26,282)
------------------------

Provision for Income Taxes...........................................         853
--------------------------                                           ------------    -------------

Net Loss.............................................................$    (71,589)   $     (26,282)
--------                                                             ============    =============


Net Loss Per Common Share............................................$      (0.02)   $       (0.01)
-------------------------                                            ============    =============

Weighted Average Number of Common Shares Outstanding.................   2,942,899        2,792,158
----------------------------------------------------                 ============    =============

The accompanying notes are an integral part of the financial statements.

                        SFG CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY

                      YEARS ENDED JANUARY 31, 2000 AND 1999

                                                                        Capital
                                             Common Stock              In Excess      Accumulated
                                        Shares          Amount          of Par          Deficit
                                    -------------    ------------    ------------    -------------

Balance February 1, 1998............    2,605,856    $      2,606    $  1,568,700    $  (2,262,795)
------------------------

  Shares issued for services........      250,000             250         124,750
  Net loss..........................                                                       (26,282)
                                    -------------    ------------    ------------    -------------

Balance January 31, 1999............    2,855,856           2,856       1,693,450       (2,289,077)
------------------------

  Shares issued for services........      100,000             100          99,900
  Shares issued to retire debt......      271,000             271         268,817
  Net loss..........................                                                       (71,589)
                                    -------------    ------------    ------------    -------------

Balance January 31, 2000............    3,226,856    $      3,227    $  2,062,167    $  (2,360,666)
------------------------            =============    ============    ============    =============

The accompanying notes are an integral part of the financial statements.

                        SFG CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended
                                                                              January 31,
                                                                         2000            1999
                                                                     ------------    -------------
Cash Flows From Operating Activities:
-------------------------------------
  Net loss...........................................................$    (71,589)   $     (26,282)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Gain on sale of assets.........................................     (13,399)         (16,392)
      Common stock issued for services...............................     100,000           10,000
      Changes in assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable..........................................                        1,000
        Due from officers............................................         560              490
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses........................      14,545              210
        Advance rentals..............................................      (9,174)           9,174
        Due to officers..............................................        (276)           3,487
        Sales tax payable............................................         (63)          (1,430)
                                                                     ------------    -------------
  Total adjustments..................................................      92,193            6,539
                                                                     ------------    -------------
      Net cash provided by (used in) operating activities............      20,604          (19,743)

Cash Flows Provided By Investing Activities:
--------------------------------------------
  Proceeds from sale of operating lease equipment....................      13,399           16,392

Cash Flows Used In Financing Activities:
----------------------------------------
  Payments on long term debt.........................................      (2,063)          (1,875)
                                                                     ------------    -------------

Net Increase (Decrease) in Cash......................................      31,940           (5,226)
-------------------------------

Cash - February 1....................................................       9,233           14,459
-----------------                                                    ------------    -------------

Cash - January 31....................................................$     41,173    $       9,233
-----------------                                                    ============    =============


Supplemental Disclosure of Cash Flows Information:
--------------------------------------------------
  Cash paid during the year for:
    Interest.........................................................$     25,806    $      25,993
                                                                     ============    =============
    Income taxes.....................................................$        853
                                                                     ============

Supplemental Schedule of Noncash Financing Activities:
------------------------------------------------------
  Common stock issued services.......................................$    100,000    $     125,000
                                                                     ============    =============
  Common stock issued to retire debt.................................$    269,088
                                                                     ============


The accompanying notes are an integral part of the financial statements.

                        SFG CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999

Note #1 - Organization and Significant Accounting Policies.

   Summary of Accounting Policies.

        This summary of accounting policies of SFG Corporation and Subsidiaries (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

    Basis of Consolidation.

        The consolidated financial statements include the accounts of SFG Corporation and its wholly owned subsidiaries. All significant inter company accounts and transactions have been eliminated in consolidation.

    Leasing Arrangements.

        The Company's leasing operations consist of operating leases of computers and peripheral equipment. The Company recognizes rental income, as earned, over the lives of the leases.

    Asset Sales and Remarketing Agreements.

        In prior years, the Company acquired equipment and the related leases thereon and immediately or shortly after acquisition, sold them for their tax benefits to third-party investors. Concurrent with the sales, the Company entered into remarketing agreements with the investors whereby it agreed to use its best efforts to remarket the equipment on behalf of the investors at the end of the original lease terms. As payment for these services, the Company receives a portion of the future amounts received from the remarketing of the equipment. These revenues are recorded as residual income when collected.

    Equipment Under Operating Leases and Furniture and Equipment.

        Equipment under operating leases and furniture and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

                                                         January 31,
                                                    2000            1999
                                               -------------   -------------
        Equipment under operating leases       $     335,907   $     445,057
        Furniture and equipment                        1,655           1,655
                                               -------------   -------------
                                                     337,562         446,712
        Accumulated depreciation                    (337,562)       (446,712)
                                               -------------   -------------
           Net                                 $           0   $           0
                                               =============   =============

                        SFG CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2000 and 1999

Note #1 - Organization and Significant Accounting Policies.   (continued)

    Net Income (Loss) Per Common Share.

        Net income (loss) per common share is computed using the weighted average number of common shares outstanding during each period.

    Cash and Cash Equivalents.

        For purposes of reporting the statements of cash flows, cash and cash equivalents include money market accounts and all highly liquid debt instruments purchased with a maturity of three months or less.

    Income Taxes.

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist primarily of taxes currently due.

    Use of Estimates.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note #2 - Note Payable.

        Note payable beneficially to a director and shareholder at January 31, 1999 was $271,151. The note was dated October 29, 1996 in the original amount of $275,000 with 9.55% interest payable in 360 monthly installments of principal and interest of $2,322. On January 31, 2000, the note was paid in full in exchange for 271,000 shares of common stock. The balance of the note prior to the exchange for common stock was $269,088.

Note #3 - Related Party Transactions.

    Lease.

        The Company leases office space on a month-to-month basis from an officer of the Company. Rent expense was $1,950 and $9,750 for the years ended January 31, 2000 and 1999, respectively.

    Consulting Agreements.

        The Company paid $134,400 and $47,180 during the years ended January 31, 2000 and 1999, respectively, to material interest parties, officers, directors or advisors to the officers and directors for consulting and other fees.

                        SFG CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999

Note #3 - Related Party Transactions.   (continued)

    Note Payable.

        As discussed in Note #2 a director and shareholder loaned $275,000 to the Company in 1996. This note was paid by an exchange of stock on January 31, 2000. Interest expense incurred on this note was $25,806 and $25,993 for the years ended January 31, 2000 and 1999, respectively.

    Due From/To Officers.

        Balances represent non-interest bearing advances to/from officers and directors that have no specific repayment terms.

Note #4 - Major Customers.

        The Company is currently leasing to one customer. The leases expire in calendar 2000. Minimum future lease payments under the operating lease agreements are $10,505.

Note #5 - Income Taxes.

        The Company files a consolidated tax return. Tax expense is allocated to the subsidiaries based on their portion of taxable income to consolidated taxable income.

        At January 31, 2000, the Company had net operating loss carryforwards of approximately $2,650,000 that expire January 31, 2009 through 2020.

Note #6 - Stock Based Compensation.

        The Company has a stock option plan for employees and others who render services to the Company or its subsidiaries. Under the Plan the Company may grant options for up to 2,500,000 shares of common stock. The exercise price of each option will be fixed by the Board of Directors but shall not be less than the fair market value per share for the Company's stock on the date of the grant. The board shall determine the term of the options; however, options to 10% or more shareholders shall not be exercisable more than five years after the date of granting the option.

        As of January 31, 2000 and 1999 there were no options granted.

Note #7 - Going Concern.

        These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show recurring losses from operations and that liabilities exceed assets by $295,272 and $592,771 at January 31, 2000 and 1999, respectively. The operating leases of the Company will terminate in 2000. The Company has elected to implement a business plan that has allowed it to continue operations while identifying a merger partner. There can be no assurance that a merger will be completed.