Form 10QSB
period 2000-04-30
SFG CORP
filed 2000-06-15
CIK 751418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON,D.C. 20549


                                   FORM 10-QSB



(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended April 30,2000
                                                             -------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                              For the transition period from       to
                                                             ------  -------

                              Commission file number   O-13635
                                                      ---------

                                 SFG CORPORATION
                                 ---------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                       13-3208094
          --------                                       ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                 142 Brixton Road, Garden City, New York 11530
                 ---------------------------------------------
                    (Address of principal executive offices)

                                 (516) 248-6587
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                     ---
             (Former name, former address and former fiscal year,
                        if changed since last report)

3,226,856 Common shares were outstanding as of April 30, 2000.

Transitional Small Business Disclosure Format    Yes [ ] No [X]

                          PART I FINANCIAL INFORMATION


      ITEM 1. FINANCIAL STATEMENTS.

                The Financial Statements listed on the accompanying index are filed with and included with this report.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

2000 Compared to 1999


Revenues for the three months ended April 30, 2000 decreased 95% to $2,766 from $50,486 in 1999. The decrease is primarily attributable to a decrease in firm term lease rentals generated by existing equipment leases.

Operating and administrative expenses and interest decreased $101,103 and $6,470 respectively. These decreases are due to decreased personnel and operating expenses.


                            PART II OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                None


                                   SIGNATURES

                                            SFG CORPORATION
                                              (Registrant)

         Date  6/14/00            /s/ John A. Dugan
               -------            ----------------------------------------------
                                    John A. Dugan- Chairman and Chief Executive
         Date  6/14/00            /s/ Anthony S. Pintauro
               -------            ----------------------------------------------
                                    Anthony S. Pintauro-Director

                                INDEX TO EXHIBITS




                                   DESCRIPTION


The following exhibit is incorporated by reference.

1.01 Financial Statements for the Three months ending April 30, 2000 and April 30, 1999