Form 10QSB
period 2000-07-31
SFG FINANCIAL CORP
filed 2000-09-14
CIK 751418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON,D.C. 20549


                                   FORM 10-QSB



(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended July 31,2000
                                                             ------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                              For the transition period from       to
                                                             ------  -------

                              Commission file number   O-13635
                                                      ---------

                          SFG FINANCIAL CORPORATION
                          -------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                       13-3208094
          --------                                       ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                 85 Amherst Street, Garden City, New York 11530
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (516) 327-0843
                                 --------------
                           (Issuer's telephone number)

        SFG CORPORATION, 142 Brixton Road Garden City, New York 11530
        -------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

3,406,856 Common shares were outstanding as of July 31, 2000.

Transitional Small Business Disclosure Format    Yes [ ] No [X]

                          PART I FINANCIAL INFORMATION


      ITEM 1. FINANCIAL STATEMENTS.

                The Financial Statements listed on the accompanying index are filed with and included with this report.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

2000 Compared to 1999


Revenues for the six months ended July 31, 2000 decreased 92.7% to $5,741 from $74,852 in 1999. The decrease is primarily attributable to a decrease in firm term lease rentals generated by existing equipment leases.

Operating and administrative expenses and interest decreased $26,111 and $12,928 respectively. These decreases are due to decreased personnel and operating expenses.


                            PART II OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                None


                                   SIGNATURES

                                            SFG FINANCIAL CORPORATION
                                            -------------------------
                                                  (Registrant)


         Date  9/13/00            /s/ John A. Dugan
               -------            ----------------------------------------------
                                  John A. Dugan- Chairman and Chief Executive

         Date  9/13/00            /s/ Anthony S. Pintauro
               -------            ----------------------------------------------
                                  Anthony S. Pintauro-Director

                                INDEX TO EXHIBITS




                                   DESCRIPTION
                                   -----------


The following exhibit is incorporated by reference.

1.01 Financial Statements for the six months ending July 31, 2000 and July 31, 1999

27   Financial Data Schedule