Form 10QSB
period 2000-10-31
SFG FINANCIAL CORP
filed 2000-12-15
CIK 751418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended   October 31,2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from           to
                                                        ----------   -------

                         Commission file number O-13635
                                                -------

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

3,406,856 Common shares were outstanding as of October 31,2000.
---------

Transitional Small Business Disclosure Format    Yes [ ] No [X]

                          PART I FINANCIAL INFORMATION

     ITEM 1.FINANCIAL STATEMENTS.

     The Financial Statements listed on the accompanying index are filed with and included with this report.

     ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

2000   Compared   to   1999


Revenues for the nine months ended October 31,2000 decreased 89.6% to $9,620 from $107,423 in 1999.The decrease is primarily attributable to a decrease in firm term lease rentals generated by existing equipment leases.

Operating and administrative expenses and interest decreased $46,013 and $19,374 respectively. .These decreases are due to reduced personnel and operating expenses.


                            PART II OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

              None


                                   SIGNATURES

                                              SFG FINANCIAL CORPORATION
                                                     (Registrant)

Date    December 13, 2000        By: /s/  John A.Dugan
     -----------------------         ------------------------------------------
                                     John A.Dugan-Chairman and Chief Executive

Date    December 13, 2000        By: /s/   Anthony S. Pintauro
     -----------------------         ------------------------------------------
                                     Anthony S. Pintauro-Director

                              INDEX TO EXHIBITS




                                 DESCRIPTION


The following exhibit is incorporated by reference.

1.01 Financial Statements for the nine months ending October 31,2000 and October 31,1999

                        SFG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           OCTOBER 31, 2000 AND 1999



ASSETS:                                                                         2000               1999
-------                                                                     -----------        -----------
Cash ................................................................       $   16,810        $       (53)
Due from officers ...................................................                0                560
Loans Receivable ....................................................           11,500
Equipment on operating leases, net of accumulated depreciation ......                0                  0
Furniture and equipment, net of accumulated depreciation ............                0                  0
                                                                           -----------        -----------
               Total ................................................          $28,310               $507
                                                                           ===========        ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY:
Liabilities:
   Notes payable ....................................................       $                 $   269,622
   Accounts payable and accrued expenses ............................          114,538            119,132
   Advance rentals ..................................................                0              9,174
   Due to officers ..................................................            2,095              3,455
   Sales tax payable ................................................          221,695            222,006
                                                                           -----------        -----------
               Total liabilities ....................................          338,328            623,389



Shareholders' Deficiency:
   Common stock - $.001 par value, 100,000,000 shares authorized;
      3,406,856 and 2,955,856 shares issued and outstanding at
         October 31, 2000 and 1999, respectively ....................            3,407              2,956
   Capital in excess of par .........................................        2,209,769          1,793,350
   Accumulated deficit ..............................................       (2,523,194)        (2,419,188)
                                                                           -----------        -----------
            Total shareholders' deficiency ..........................         (310,018)          (622,882)
                                                                           -----------        -----------
               Total ................................................      $    28,310        $       507
                                                                           ===========        ===========



The accompanying notes are an integral
part of the financial statements

                        SFG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999

                                                               2000                    1999
                                                          -------------          --------------
Revenues:

   Rental income ......................................   $       9,620          $       96,734
   Residual income ....................................               -                       -
   Sale of equipment and other income .................               -                  10,689
                                                          -------------          --------------
      Total revenues ..................................           9,620                 107,423

Expenses:
   Professional fees ..................................         110,475                 130,225
   Administrative expenses ............................          48,572                  41,560
   Salaries ...........................................          13,100                  39,791
   Interest ...........................................               0                  19,374
   Leasing expense ....................................               0                   6,584
                                                          -------------          --------------
      Total expenses ..................................         172,147                 237,534
                                                          -------------          --------------

Loss Before Income Taxes ..............................        (162,527)               (130,111)

Provision For Income Taxes ............................               0                       0
                                                          -------------          --------------

Net Loss ..............................................   $    (162,527)         $     (130,111)
                                                          =============          ==============


Net Loss Per Common Share .............................           (0.05)                  (0.04)
                                                          =============          ==============

Weighted Number of Common Shares Outstanding ..........       3,306,856               2,922,523
                                                          =============          ==============

The accompanying notes are an integral
part of the financial statements

                        SFG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Nine Months Ended
                                                                          October 31,
                                                                     2000              1999
                                                                 ------------      ------------
Cash Flows From Operating Activities:
  Net loss................................................       $  (162,527)       $  (130,111)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
     Gain on sale of assets...............................                              (10,689)
     Common stock issued for services.....................            22,783            100,000
     Changes in assets and liabilities:
     (Increase) decrease in assets:
       Loans receivable...................................            11,500
       Due from officers..................................
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses..............             2,745             22,354
       Advance rentals....................................
       Due to officers....................................              (616)
       Sales tax payable..................................              (248)
  Total adjustments.......................................            13,164            111,665
                                                                 -----------        -----------
     Net cash provided by (used in) operating activities..       $  (149,363)       $   (18,446)

Cash Flows Provided By Investing Activities:
  Proceeds from sale of operating lease equipment.........                               10,689
  Proceeds from sale of Common stock......................           125,000

Cash Flows Used in Financing Activities:
  Payments on long term debt..............................                               (1,529)
                                                                 -----------        -----------

Net Increase (Decrease) in Cash...........................       $   (24,363)       $    (9,286)

Cash -- February 1........................................            41,173              9,233
                                                                 -----------        -----------

Cash -- October 31........................................       $    16,810        $       (53)
                                                                 ===========        ===========
Supplemental Disclosure of Cash Flows Information:
  Cash paid during the period for:
     Interest.............................................                --        $    19,374
                                                                 ===========        ===========
     Income taxes.........................................                --                 --
                                                                 ===========        ===========
Supplemental Schedule of Noncash Financing Activities:
  Common Stock issued for services........................       $    22,783        $   100,000
                                                                 ===========        ===========
  Common Stock issued to retire debt......................                --                 --
                                                                 ===========        ===========

The accompanying notes are an integral
part of the financial statements.

                        SFG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31,

                                 2000 AND 1999


Note #1 - Organization and Significant Accounting Policies.

  Summary of Accounting Policies.

     This summary of accounting policies of SFG Corporation and Subsidiaries (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the presentation of the financial statements.

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


                                                  October 31,
                                               2000            1999
                                             ----------       --------
Equipment under operating leases             $ 335,907       $ 445,057
Furniture and equipment                          1,655           1,655
                                             ---------       ---------
                                               337,562         446,712
Accumulated depreciation                      (337,562)       (446,712)
                                             ---------       ---------
      Net                                    $       0       $       0
                                             ---------       ---------

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

Use of Estimates.

     The preparation of financial statements in conformity with generally assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.