Form 10KSB
period 2003-01-31
SFG FINANCIAL CORP
filed 2003-06-03
CIK 751418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    FOR the fiscal year ended January 31,2003
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________
                         Commission file number 0-13635

                            SFG FINANCIAL CORPORATION
                              F/K/A SFG CORPORATION
                 (Name of small business issuer in its charter)

Delaware                                                   13-3208094
--------                                                   ----------
(State or other jurisdiction of incorporation              (IRS Employer
or organization)                                        Identification Number)

85 Amherst Street
Garden City, New York                                         11530
---------------------                                     ---------------------
(Address of Principal executive offices)                     Zip Code

Issuer's telephone number (516) 327-0843

Securities registered under Section 12 (b) of the Exchange Act:

  Title of each class           Name of each exchange on which registered
-----------------------        ------------------------------------------
         None                                     None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock (par value $.001 per share)

                                (Title of class)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[ ] NO[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the most recent fiscal year: $ 13,890.00

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $350,000 on May1, 2003.

The number of shares outstanding of Registrant's Common Stock as of May1, 2003.

Common Stock, par value $.001 per share: 4,293,856

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

Item 1. Description of Business

SFG Financial Corporation (the "Company") until August 4,2000 known as SFG Corporation was incorporated in Delaware on November 9,1983.SFG Financial Corporation acted as a holding company until it completed the divestiture of its wholly owned subsidiary Stratford Financial Corporation ("SFC") to S .H. Acquisition Corp of Bridgehampton, New York in January 2002.Since that time the Company has conducted business as a corporate shell. The Company also wrote off its investment in Franchise Consultants Group of Buffalo New York that it had acquired in January 2001 from Empire Business Brokers of Buffalo New York for stock .The Company provides no products or services and has continued to seek a suitable merger partner.

The Company has no patents, trademarks, licenses, franchises, or concessions. The Company had no backlog of orders as of January31, 2003.

The Company employs one person on a full time basis. The person has not been compensated because of the non-availability of funds and has agreed to contribute his time without a requirement for future compensation for these efforts. The Company considers its relations with its employee to be good. The employee is not represented by a collective bargaining agreement or other obligations.

Item 2 Description of Property

 The Companies offices since July 1,2000 are located in 150 feet of space in Garden City, New York. This space is available without a lease and without cost to the company.

Item 3. Legal Proceedings

        None

Item 4. Submission of Matters to a Vote of Security Holders

        No matters have been submitted to a vote of security holders during the fiscal year ending January 31,2003.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        The Company's Common Stock has been traded on the NASDAQ Bulletin Board and Electronic Pink Sheets since January 31,1985. The approximate number of holders of the Company's common Stock at May 1, 2003 was 410.

        The following table reflects the high and low prices for the Company's common stock for fiscal years 2001 and 2002.

         Fiscal 2001      Fiscal 2002

Qtr      High    Low      High    Low
 1        .93    .62      .40     .25
 2        .51    .15      .25     .10
 3       1.40    .15      .25     .07
 4        .55    .10      .05     .05

The Stock is listed on the Electronic "Pink Sheets"

The Company has not paid a cash dividend on its Common Stock. Registrant does not contemplate paying any cash dividends on its common stock in the near future.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Fiscal 2002 Compared to Fiscal 2001

        Annual revenues decreased 88% to $13,890.00 in fiscal 2002 from $118,138.00 in fiscal 2001. The decrease in revenues can be attributed to the absence of lease revenues during the fiscal year. The revenue figure for 2001 includes a book value gain on the sale of assets and is not a true indicator of the revenue available.

Total expenses decreased from $119,276.00 in fiscal 2001 to $4,000.00 fiscal years 2001 and 2002.In fiscal years 2001 and 2002, $119,276.00 and $0.00of the total expenses for the respective years were paid in common stock.

Liquidity and Capital Resources

The financial position of the company has remained tenuous during the past fiscal year; Management has operated with limited resources as it attempted to identify a potential merger partner.

The Company does not expect its financial position to improve unless it is able to identify and complete a merger with a more substantial entity.

There can be no assurance that the Company will be able to improve its financial position even if the above stated objective is met.

Item 7. Financial Statements

 The Financial Statements listed on the accompanying index are filed with and included as a part of this report.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.

 The following table sets forth the names and ages of all directors and executive officers of the Company and the positions in the Company held by them.

      Name                   Age                    Position
      ----                   ---                    --------
John A. Dugan                 64        Chairman and Chief Executive Officer

Anthony S. Pintauro           75        Director

John A Dugan was elected a Director of the Company following the acquisition of Stratford Financial Corp. His term will expire upon the completion of a merger agreement. Mr. Dugan is a marketing and computer portfolio asset manager with more than 33 years in the computer industry. In 1971,Mr Dugan joined DPF Incorporated as a District Marketing Manager and subsequently served in various marketing capacities until 1981 when he joined DPF Group Ltd. He served as Vice President Asset Management, with primary responsibility for the remarketing of the computer asset portfolio and liaison with the computer brokerage community. Mr. Dugan later joined Stratford Financial Corp, as Executive Vice President and Director. He was appointed Chairman and Chief Executive of SFG Financial Corporation in February 1996.Mr.Dugan is a graduate of the United States Naval Academy .He does not serve as a director of any other company.

Anthony S. Pintauro Mr. Pintauro began his career in 1947 with the IBM Corporation. He served in various marketing assignments within the Military Products Division and was the IBM National Account Manager for the Grumman Aerospace Corporation prior to leaving IBM. From 1967 to 1981, Mr. Pintauro was employed as an executive with DPF Incorporated where he served as Senior Vice President-Marketing. In 1981,Mr. Pintauro and three other individuals purchased the equipment leasing operations of DPF Incorporated .In August of 1985, he sold his interest in DPF Group Ltd and later joined SFG Financial Corporation where he served as President of the Stratford Financial Corp subsidiary until his retirement in 1994.. Mr. Pintauro is a Manhattan College graduate. He was elected a Director of the Company in January 1993.He does not serve as a director of any other company.

(b) Significant Employees  None

(c) Family Relationships   None

(d) Involvement in certain legal proceedings  None

(e) Audit committee financial expert Since the Company is a shell, the company does not have any committees of the Board..

Item 10. Executive Compensation

Name and Principal Position           For Year       Salary
John A. Dugan Chairman/CEO           Fiscal 2002     $ 0.00
                                     Fiscal 2001     $ 0.00

On June 28,1993 the Board of Directors approved the Company's Stock Option Plan which covers 2,500,000 shares of the Company's Common Stock. No shares have been exercised under this plan since its inception and no options are outstanding. This plan will expire in June 2003 and will not be renewed. There are no other forms of compensation outstanding.

Item 11. Security Ownership of Certain Beneficial Owners and Management

 The following table contains information as of May 1,2003 as to the beneficial ownership of the Company's Common Stock (the only class Outstanding) by each person or entity who was the beneficial owner of more than 5% of the outstanding shares of that class, each person who is a director or officer of the Company and all persons as a group who are officers and directors of the Company and as to the percentage of outstanding shares held by them at May 1, 2003

Name and Address of                       Shares      Percentage of Ownership(1)
--------------------------------------------------------------------------------
Sol Dorfberger                            270,000              6.29%
2323 Quentin Road
Brooklyn, New York 11220

John A. Dugan                             253,500              5.90%
85 Amherst Street
Garden City, New York 11530

Anthony S. Pintauro                       477,125             11.11%
18 Maunakea Street
Sag Harbor, New York 11963

Laurence D. Levin                         253,500              5.90%
1621 Covington Road
Yardley, PA 19067-0962

Nicholas Gugliuzza                        500,000             11.65%
527 Meadow Drive
Buffalo, New York 14224-1517

All Directors and Officers                730,625             17.02%

(1) Shares shown in this table are owned of record and/or beneficially.

(2) No options, warrants, rights, conversion privileges or similar obligations exist.

Item 12. Certain Relationships and Related Transactions

On January 21,2002 the Company sold both of its wholly owned subsidiaries to a related shareholder for a nominal consideration and the assumption of existing liabilities. The subsidiaries involved were discontinued operations of the company.

Item 13. Exhibits and Reports on Form 8-K

    (a) None

     2. Exhibits

     The exhibits listed on the Index to Exhibits following the Signature Page are filed as part of this annual report.

    (b) No reports on Form 8-Kwere filed by the Registrant.

Item 14. Controls and Procedures

    (a) Evaluation of disclosure controls and procedures. The Company has reviewed its procedures and believes that it has the necessary controls in place to insure the proper dissemination of information in a timely and equitable fashion.

    (b) There were no changes made to disclosure controls or procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SFG FINANCIAL CORPORATION
                                          By: /s/ John A. Dugan
                                             ------------------------------
                                                  John A. Dugan
                                          Chairman and Chief Executive Officer

Dated : May 28,2003

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

                                         By: /s/ John A. Dugan
                                            -----------------------------------
                                                 John A Dugan
                                            Chairman and Chief Executive Officer

                                         By: /s/ Anthony S. Pintauro
                                            -----------------------------------
                                                 Anthony S. Pintauro
                                                  Director

                                  CERTIFICATION

I, John A. Dugan, certify that:

             1. I have reviewed this annual report on Form 10-KSB of SFG Financial Corporation.

             2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such circumstances were made, not misleading with respect to the period covered by this annual report.

             3. 3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

             4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a) designed such disclosure controls and procedures to insure that material information relating to the registrant ,including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclose controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the" Evaluation Date "); and

                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

             5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material. That involves management or other employees who have a significant role in the registrant's internal controls; and

             6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date: 5/30/03

                  /s/ John A. Dugan
                  -----------------
                      John A. Dugan
                      Chairman

                                INDEX TO EXHIBITS

                                   DESCRIPTION

The following exhibit from the independent auditor is incorporated by reference.

7.01 Financial Statements for the Fiscal years ending January 31,2002 and January 31,2003

                            SFG FINANCIAL CORPORATION
                              GARDEN CITY, NEW YORK

                        COMPARATIVE FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002

                          [MICHAEL MASTERS & CO. LOGO]

                            SFG FINANCIAL CORPORATION

                                TABLE OF CONTENTS

                                                                       Page
                                                                       -----
Independent Auditors' Report                                           2 - 3

Financial Statements:

         Comparative Balance Sheets                                      4

         Comparative Statements of Operations                            5

         Comparative Statements of Shareholders' Deficiency              6

Notes to Comparative Financial Statements                              7 - 9

                          [MICHAEL MASTERS & CO. LOGO]

ACCOUNTING SERVICES                                              TAX CONSULTANTS

                          [MICHAEL MASTERS & CO. LOGO]
                        175 MEMORIAL HIGHWAY, SUITE 2-10
                          NEW ROCHELLE, NEW YORK 10801

                        (914) 632-1695 FAX (914) 632-2142

MICHAEL MASTERS, C.P.A.                                                ASSOCIATE
KENNETH PALMASANO, C.P.A.                                    MARK RINGEL, C.P.A.

                          INDEPENDENT AUDITOR'S REPORT

         To the Board of Directors and Stockholders
         SFG Financial Corporation
         Garden City, New York

         We have audited the comparative balance sheets of SFG Financial Corporation as of January 31, 2003 and 2002, and the related Statements of Operations and Shareholders' Deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

         A cash Flows Statement has not been presented for the years ended January 31, 2003 and 2002. As discussed in Note #1, the Company is not conducting any business activity and has no cash or cash equivalents as part of its Balance Sheet.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SFG Financial Corporation as of January 31, 2003 and 2002, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note #5 to the financial statements the Company is seeking a business merger which would allow it to continue in business. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         /s/ MICHAEL MASTERS & CO.

         Michael Masters & Co.
         Certified Public Accountants
         New Rochelle, New York
         March 24, 2003

                          [MICHAEL MASTERS & CO. LOGO]

                            SFG FINANCIAL CORPORATION
                           COMPARATIVE BALANCE SHEETS

                                                   Year Ended    Year Ended
                                                   January 31,   January 31,
                                                      2003          2002
                                                   -----------   -----------
ASSETS:
 Accounts Receivable                               $        20   $        20

                                                   -----------   -----------
 Total Assets                                      $        20   $        20
                                                   ===========   ===========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY:

Liabilities:
 Accounts Payable and Accrued Expenses             $    50,222   $    80,748
 Deferred Taxes                                          1,918
                                                   -----------   -----------

 Total Liabilities                                      52,140        80,748
                                                   ===========   ===========

SHAREHOLDERS' DEFICIENCY:

Common Stock; $.001 Par Value 100,000
 Shares Authorized; 4,293,856 and 4,268,856
 Shares Issued; 4,268,856 outstanding at
 January 31, 2003 and 2002, respectively                 4,294         4,269
Capital in Excess of Par                             2,423,321     2,402,408
Accumulated Deficit                                - 2,479,735   - 2,487,405
                                                   -----------   -----------

  Total Shareholders' Deficiency                   -    52,120   -    80,728
                                                   -----------   -----------

  TOTAL                                            $        20   $        20
                                                   ===========   ===========

    The Accompanying Notes are an Integral Part of the Financial Statements

                          [MICHAEL MASTERS & CO. LOGO]

                                        SFG FINANCIAL CORPORATION
                                   COMPARATIVE STATEMENTS OF OPERATIONS

                                                                     Year Ended       Year Ended
                                                                    January 31,       January 31,
                                                                        2003             2002
                                                                    ------------      -----------
REVENUES
  Forgiveness of Debt                                                $    8,580        $       -
  Miscellaneous Income                                                    5,310                -
  Gain on Sale of Subsidiaries                                                -          118,138
                                                                     ----------       ----------

  Total Revenues                                                         13,890          118,138
                                                                     ----------       ----------

EXPENSES
  Professional Fees                                                       4,000           14,276
  Consulting Fees                                                             -          105,000
                                                                     ----------       ----------

  Total Expenses                                                          4,000          119,276
                                                                     ----------       ----------

Income (Loss) Before Income Taxes                                         9,890       -    1,138

PROVISION FOR INCOME TAXES                                                2,220              155
                                                                     ----------       ----------

NET INCOME (LOSS)                                                    $    7,670       -$   1,293
                                                                     ==========       ==========

NEW INCOME (LOSS) PER COMMON SHARE                                   $        -        $       -
                                                                     ==========       ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                  4,279,273        4,208,356
                                                                     ==========       ==========

     The Accompanying Notes are an Integral Part of the Financial Statements

                          [MICHAEL MASTERS & CO. LOGO]

                           SFG FINANCIAL CORPORATION
               COMPARATIVE STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                              FOR THE YEARS ENDED
                           JANUARY 31, 2003 AND 2002

                                     COMMON STOCK            CAPITAL
                                ------------------------    IN EXCESS     ACCUMULATED
                                  SHARES        AMOUNT       OF PAR         DEFICIT
                                  ------        ------      ---------     -----------
Balance January 31, 2001        4,026,856      $   4,027   $  2,281,650   -$2,486,112

  Shares Issued for Services      242,000      $     242   $    120,758             -
  Net Loss                              -              -              -   -$    1,293
                                ---------      ---------   ------------   -----------

Balance January 31, 2002        4,268,856      $   4,269   $  2,402,408   -$2,487,405

  Shares Issue for Services        25,000      $      25   $     20,913    $        -
  Net Income                            -              -              -    $    7,670
                                ---------      ---------   ------------   -----------

Balance January 31,2003         4,293,856      $   4,294   $  2,423,321   -$2,477,817
                                =========      =========   ============   ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                          [MICHAEL MASTERS & CO. LOGO]

                            SFG FINANCIAL CORPORATION
                    NOTES TO COMPARATIVE FINANCIAL STATEMENTS
                            JANUARY 31,2003 AND 2002

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies of SFG Financial Corporation (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         BUSINESS OPERATIONS

         The company is merely a shell with no real business activity. It has been kept active as a holding company whose purpose is to seek out and attract business partners for possible mergers.

         CASH

         The Company has no cash or cash equivalents as part of its Balance Sheet. All expenses shown have been accrued and are owing. The Company intends to pay these expenses upon completion of a successful business merger.

         NET INCOME (LOSS) PER COMMON SHARE

         Net Income (loss) per Common Share is computed using the weighted using the weighted average number of common shares outstanding during each period.

         INCOME TAXES

         Income taxes are provided for the effects of transactions reported in the Financial Statements and consist primarily of taxes currently due.

                          [MICHAEL MASTERS & CO. LOGO]

                            SFG FINANCIAL CORPORATION
                    NOTES TO COMPARATIVE FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2.  RELATED PARTY TRANSACTIONS

         LEASE

         The Company leases office space on a month-to-month basis from an officer to the company. The Company paid no rent for the years ended January 31, 2003 and 2002.

         PROFESSIONAL AND CONSULTING AGREEMENTS

         The Company paid $4,000 and $119,276 during the years ended January 31, 2003 and 2002, respectively, to material interested parties or advisors to the officers and directors for consulting and other fees.

NOTE 3.  STOCK BASED COMPENSATION

         The Company has a stock option plan for employees and others who render service to the Company. Under the Plan the Company may grant options for up to 2,500,000 shares of common stock. The exercise price of each option will be fixed by the Board of Directors but shall not be less that the fair market value per share for the Company's stock on the date of the grant. The Board shall determine the term of the options; however, options to 10% or more shareholders shall not be exercisable more than five years after the date of granting the option.

         As of January 31, 2003 and 2002 there were no options granted.

                          [MICHAEL MASTERS & CO. LOGO]

                            SFG FINANCIAL CORPORATION
                    NOTES TO COMPARATIVE FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002

NOTE 4.  ACCOUNTS PAYABLE

         The Company maintains no checking account. The payables of the Company are being written off through the issuance of Common Stock. The difference between the amount of stock issued and the actual debt is being recorded as forgiveness of debt income. The Company has issued an additional 100,000 shares of stock in payment of a court settled payable. As of January 31, 2002 these shares are not outstanding. Therefore, the payable is still being recorded on the books.

NOTE 5.  GOING CONCERN

         These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As started in Note # 1, the Company has elected to implement a business plan that has allowed it to continue operations while identifying a merger partner. There can be no assurance that a merger will be completed.

                          [MICHAEL MASTERS & CO. LOGO]