Form 10QSB
period 2003-04-30
SFG FINANCIAL CORP
filed 2003-06-19
CIK 751418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2003


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


              For the transition period from________ to __________

                         Commission file number 0-13635



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

                                 (516)- 327-0843
                                 ---------------
                           (Issuer's telephone number)

                                       N/A
                                 ---------------
   (Former name, former address and former fiscal year, if changed since last report)

4,293,856 Common shares outstanding as of May 1, 2003


Transitional Small Business Disclosure Format Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements listed on the accompanying index are filed with and included as a part of this report.

Item 2. Management's Discussion and Analysis or Plan of Operation Fiscal 2003 Compared to Fiscal 2002

      Revenues for the three months ended April 30, 2003 were $0.00 as compared to $0.00 for 2002. The company is a shell and is not conducting any business.

      Operating and administrative expenses were $0.00 and $0.00.

Item 3. Controls and Procedures:

      (a) Evaluation of disclosure controls and procedures. The Company has reviewed its procedures and believes that it has the necessary controls in place to insure the proper dissemination of information in a timely and equitable fashion.

      (b) There were no changes made to disclosure controls or procedures during the three months ended April 30, 2003.


                           PART II - OTHER INFORMATION

                                      None






                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SFG FINANCIAL CORPORATION
                                             (Registrant)

Date:  June 18, 2003                        /s/ John A. Dugan
       -------------                        ----------------------
                                                John A. Dugan
                                                Chairman/CEO


Date:  June 18, 2003                        /s/ Anthony S. Pintauro
       -------------                        -----------------------
                                                Anthony S. Pintauro
                                                Director

                                 CERTIFICATIONS

I, John A. Dugan, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of SFG Financial Corporation:

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to insure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 6/18/2003

/s/ John A. Dugan
----------------------------------------
    Chairman and Chief Executive Officer

                                INDEX TO EXHIBITS
                                -----------------

                                   DESCRIPTION

The following exhibit is incorporated by reference.

1.01 Financial Statements for the Three months ending April 30, 2003 and April 30, 2002

                           SFG FINANCIAL CORPORATION
                           COMPARATIVE BALANCE SHEETS


                                                                                       Quarter Ended    Quarter Ended
                                                                                         April 30,         April 30,
                                                                                          2003               2002
                                                                                          ----               ----
ASSETS:

Accounts Receivable                                                                    $       20       $       20

Total Assets                                                                           $       20       $       20
                                                                                       ==========       ==========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY:

Liabilities:
Accounts Payable and Accrued Expenses                                                  $   51,894       $   80,748

Total Liabilities                                                                      $   51,894       $   80,748
                                                                                       ----------       ----------


Shareholders' Deficiency:

Common Stock; $.001 Par Value 100,000,000 Shares Authorized; 4,393,856 and
4,268,856 Shares Issued; 4,293,856 and 4,268,856 outstanding at April 30, 2003
and 2002, respectively                                                                      4,294            4,269
Capital in Excess of Par                                                                2,423,321        2,402,408
Accumulated Deficit                                                                    -2,479,489       -2,487,406
                                                                                       ----------       ----------

Total Shareholders' Deficiency                                                            -51,874          -80,728
                                                                                       ----------       ----------

TOTAL                                                                                  $       20       $       20
                                                                                       ==========       ==========




     The Accompanying Notes are an Integral Part of the Financial Statements

                            SFG FINANCIAL CORPORATION

                      COMPARATIVE STATEMENTS OF OPERATIONS


                                         Quarter Ended      Quarter Ended
                                            April 30,         April 30,
                                              2003              2002
                                              ----              ----

REVENUES                                  $        0         $        0


Total Revenues                            $        0         $        0
                                          ----------         ----------

EXPENSES                                  $        0         $        0

Total Expenses                            $        0         $        0
                                          ----------         ----------
Income (Loss) Before Income Taxes         $        0         $        0

NET INCOME (LOSS)                         $        0         $        0
                                          ==========         ==========

NET INCOME (LOSS) PER COMMON SHARE          $     --           $     --
                                          ==========         ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                  4,279,273          4,208,356
                                          ==========         ==========

                            SFG FINANCIAL CORPORATION
                    NOTES TO COMPARATIVE FINANCIAL STATEMENTS
                           APRIL 30, 2003 AND 2002


NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------------

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

      BUSINESS OPERATIONS

      The Company is merely a shell with no real business activity. It has been kept active as a holding company whose purpose is to seek out and attract a business partner for possible merger.

      CASH

      The Company has no cash or cash equivalents as part of its Balance Sheet. All expenses have been accrued and are owed. The Company intends to pay these expenses upon completion of a successful business merger.

      NET INCOME (LOSS) PER COMMON SHARE

      Net Income (Loss) per Common Share is computed using the weighted Average number of common shares outstanding during each period.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that could effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2. GOING CONCERN
        -------------

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As stated in Note #1, the Company has elected to implement a business plan that has allowed it to continue operations while identifying a merger partner. There can be no assurance that a merger will be completed.