Form 10QSB
period 2003-07-31
SFG FINANCIAL CORP
filed 2003-09-16
CIK 751418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                   For the quarterly period ended July 31,2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15( d) OF THE EXCHANGE ACT

              For the transition period from________ to __________

                         Commission file number 0-13635

                            SFG FINANCIAL CORPORATION
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

                 85 Amherst Street, Garden City, New York 11530
                 ----------------------------------------------
                     (Address of principal executive offices

                                 (516)-327-0843
                                 --------------
                           (Issuer's telephone number)

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

4,293,856 Common shares outstanding as of August 1,2003
---------

Transitional Small Business Disclosure Format    Yes [  ]  No [ X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements listed on the accompanying index are filed with and included as a part of this report.

Item 2. Management's Discussion and Analysis or Plan of Operation
Fiscal 2003 Compared to Fiscal 2002

Revenues for the three months ended July 31,2003 were $0.00 as compared to $0.00 for 2002 The company is a shell and is not conducting any business.

Operating and administrative expenses were$0.00 and $0.00.

Item 3. Controls and Procedures:

         (a) Evaluation of disclosure controls and procedures. The Company has reviewed its procedures and believes that it has the necessary controls in place to insure the proper dissemination of information in a timely and equitable fashion.

         (b) There were no changes made to disclosure controls or procedures during the three months ended July 31,2003.

                           PART II- OTHER INFORMATION

                                      None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SFG FINANCIAL CORPORATION
                                                      (Registrant)

                                             /s/ John A. Dugan
Date: 9/15/03                                ------------------------------
                                             John A. Dugan Chairman/ CEO



                                             /s/ Anthony S. Pintauro
Date: 9/15/03                                ------------------------------
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

Date: 9/15/03

/s/ John A. Dugan
-------------------------
John A.Dugan
Chairman and Chief Executive Officer

                                                  INDEX TO EXHIBITS

                                                       DESCRIPTION

The following exhibit is incorporated by reference.

1.01 Financial Statements for the Three months ending July 31,2003 and July 31,2002

                            SFG FINANCIAL CORPORATION
                           COMPARATIVE BALANCE SHEETS


                                                Quarter Ended   Quarter Ended
                                                   July 31         July 31
                                                    2003            2002
                                                 ----------      ----------
ASSETS;
Accounts
Receivable                                       $       20      $       20

Total Assets                                     $       20      $       20
                                                 ==========      ==========

LIABILITIES AND
SHAREHOLDERS' DEFICIENCY:

Liabilities:
Accounts Payable and Accrued
Expenses                                         $   67,645      $   75,748

Total Liabilities                                $   67,645      $   75,748
                                                 ----------      ----------

Shareholders' Deficiency:

Common Stock;$.001 Par Value
100,000,000 Shares Authorized;
4,393,856 and 4,268,856 Shares
Issued;4,293,856 and 4,268,856
outstanding at July 31
2002,respectively                                     4,294           4,269
Capital in Excess of Par                          2,423,321       2,402,408
Accumulated Deficit                              -2,479,489      -2,487,406
                                                 ----------      ----------

Total Shareholders' Deficiency                      -67,645         -75,748
                                                 ----------      ----------

TOTAL                                            $       20      $       20
                                                 ==========      ==========


    The Accompanying Notes are an Integral Part of the Financial Statements

                            SFG FINANCIAL CORPORATION
                        COMPARATIVE STATEMENTS OF OPERATIONS

                                      Quarter Ended   Quarter Ended
                                         July 31        July 31
                                           2003           2002
                                       ----------      ----------
REVENUES                               $        0      $        0


Total Revenues                         $        0      $        0
                                       ----------      ----------


EXPENSES                               $        0      $        0

Total Expenses                         $        0      $        0
                                       ----------      ----------

Income (Loss) Before Income Taxes      $        0      $        0

NET INCOME (LOSS)                      $        0      $        0
                                       ==========      ==========

NET INCOME (LOSS) PER COMMON
SHARE                                  $       --      $       --
                                       ==========      ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               4,279,273       4,208,356
                                       ==========      ==========

    The Accompanying Notes are an Integral Part of the Financial Statements

                            SFG FINANCIAL CORPORATION
                    NOTES TO COMPARATIVE FINANCIAL STATEMENTS
                              JULY 31, 2003 AND 2002

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

NOTE 2.  GOING CONCERN

         These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time .As stated in Note #1, the Company has elected to implement a business plan that has allowed it to continue operations while identifying a merger partner. There can be no assurance that a merger will be completed.