Form 10QSB
period 2003-10-31
SFG FINANCIAL CORP
filed 2005-10-24
CIK 751418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31,2003
                                                ---------------

                         Commission file number 0-13635
                                                -------

                            SFG FINANCIAL CORPORATION
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   13-3208094
               --------                                   ----------
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                   Identification Number)

                 85 Amherst Street, Garden City, New York 11530
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (516)-327-0843
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)                                   Yes [X] No [ ]

4,313,856 Common shares outstanding as of September 1,2005
---------

Transitional Small Business Disclosure Format Yes [ ]  N [X]

                          PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

                            SFG FINANCIAL CORPORATION
                           COMPARATIVE BALANCE SHEETS

                                   (UNAUDITED)


                                            Quarter Ended    Quarter Ended
                                             October 31       October 31

                                                2003              2002
                                             -----------       ----------
              ASSETS
              ------
       Accounts Receivable                   $        20       $       20

           Total Assets                      $        20       $       20
                                             ===========       ==========

         LIABILITIES AND
     SHAREHOLDERS DEFICIENCY

           Liabilities:
   Accounts Payable and Accrued
             Expenses                        $     67645            75748

        Total Liabilities                    $     67645       $    75748

     Shareholders Deficiency:

   Common Stock;$.001 Par Value
  100,000,000 Shares Authorized
  4,393,856 and4,268,856 shares
  issued,4293,856 and 4,268,856
outstanding at October 31,2003 and
  October 31,2002,respectively                      4294             4269
     Capital in Excess of Par                    2423321          2402408
       Accumulated Deficit                      -2479489          -2487406

  Total Shareholders' Deficiency                  -67645            -75748

              Total                          $        20       $       20
                                             ===========       ==========

                            SFG FINANCIAL CORPORATION
                      COMPARATIVE STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Quarter Ended    Quarter Ended
                                                  October 31       October 31
                                                     2003             2002
                                                  ----------       ----------

       Revenues                                   $        0       $        0

    Total Revenues                                $        0       $        0
                                                  ----------       ----------
                                                  ----------       ----------

       Expenses                                   $        0       $        0

    Total Expenses                                $        0       $        0
                                                  ----------       ----------
                                                  ----------       ----------

 Income (Loss) Before
     Income Taxes                                 $        0       $        0

  Net Income (Loss)                               $        0       $        0
                                                  ==========       ==========
                                                  ==========       ==========

Net Income (Loss) Per
     Common Share                                 $        0       $        0
                                                  ==========       ==========
                                                  ==========       ==========

   Weighted Average
   Number of Common
  Shares Outstanding                               4,279,273        4,208,356
                                                  ==========       ==========

Item 2. Management's Discussion and Analysis or Plan of Operation Fiscal 2003 Compared to Fiscal 2002

Revenues for the three months ended October 31,2003 were $0.00 as compared to $0.00 for October 31,2002.The company is a shell and is not conducting any business. Operating and administrative expenses were $0.00 and $0.00 respectively.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company has reviewed its procedures and believes that it has the necessary controls in place to insure the proper dissemination of information in a timely and equitable fashion.

(b) There were no changes made to disclosure controls or procedures during the three months ended October 31,2003.



                           PART II- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        -----------------
     NONE

Item 2. CHANGES IN SECURITIES
        ---------------------
     NONE

Item 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

     NONE

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     NONE

Item 5. OTHER INFORMATION
        -----------------

     NONE

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     Exhibit 31    Officer Certification

     Exhibit 32    Certification (Section 906 of the Sarbanes- Oxley Act of
                   2002

     Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     SFG FINANCIAL CORPORATION
                                                     -------------------------
                                                             (Registrant)

Date: 10/24/05                                       /s/ John A. Dugan
                                                     ---------------------------
                                                     John A. Dugan Chairman/CEO


Pursuant to the requirement of the Securities Exchange Act of1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                         Title                  Date
        ----                         -----                  ----
By:  /s/ John A. Dugan            Chairman/CEO            10/24/2005