Form 10KSB
period 2004-01-31
SFG FINANCIAL CORP
filed 2005-10-31
CIK 751418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          X   ANNUAL REPORT UNDER SECTION13 OR 15 (d) OF THE SECURITIES
         ---                  EXCHANGE ACT OF 1934

                    For the fiscal year ended January 31,2004
                                              ---------------
                         Commission file number 0-13635
                                                -------

                            SFG FINANCIAL CORPORATION
                            -------------------------
                 (Name of small business issuer in its charter)

               Delaware                                 13-3208094
               --------                                 ----------
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                Identification Number)

          85 Amherst Street
        Garden City, New York                             11530
        ---------------------                       -----------------
(Address of Principal executive offices)                Zip Code

Issuer's telephone number (516) 327-0843
                          --------------

Securities registered under Section 12 (b) of the Exchange Act: None Securities registered under Section 12 (g) of the Exchange Act: None


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES  X   NO
                                                      ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained ,to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. X
                                    ---

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) YES X NO
                                   ---   ---

Revenues for most recent fiscal year   $1,250.00
                                       ---------

The Aggregate Market Value of the voting common stock held by non-affiliates based upon a price of $.10 on September 1,2005 is $295,973.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


The number of shares outstanding of Registrant's Common Stock as of September1, 2005.

Common Stock, par value $.001 per share:  4,313,856
                                          ---------


Transitional Small Business Disclosure Format (Check one) Yes    No  X
                                                             ---    ---

                                     PART I

Item 1.  Description of Business
         -----------------------

SFG Financial Corporation (the "Company") until August 4,2000 known as SFG Corporation was incorporated in Delaware on November 9,1983. Since January 2002, the Company has conducted business as a corporate shell. The Company provides no products or services and has continued to seek a suitable merger partner.
The Company has no patents, trademarks, licenses, franchises, or concessions. The Company had no backlog of orders as of January31, 2004.

The Company employs one person on a full time basis. The person has not been compensated because of the non-availability of funds and has agreed to contribute his time without a requirement for future compensation for these efforts .The Company considers its relations with its employee to be good. The employee is not represented by a collective bargaining agreement or other obligations.


Item 2.  Description of Property
         -----------------------

 The Company's offices are located in 150 feet of space in Garden City, New York. This space is available without a lease and without cost to the company.

Item 3.  Legal Proceedings
         -----------------

           None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters have been submitted to a vote of security holders during the fiscal year ending January 31,2004.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

The Company's Common Stock has been traded on the NASDAQ Bulletin Board and Electronic Pink Sheets since January 31,1985. The approximate number of holders of the Company's common Stock on September1, 2005 was 410.

The following table reflects the high and low prices for the Company's common stock for fiscal years 2002 and 2003.

                  Fiscal 2002                   Fiscal 2003

Qtr           High           Low             High           Low
 1            .40            .25             .12            .05
 2            .25            .10             .16            .12
 3            .25            .07             .17            .15
 4            .05            .05             .16            .12

The Stock is listed on the Electronic  "Pink Sheets"

The Company has not paid a cash dividend on its Common Stock. Registrant does not contemplate paying any cash dividends on its common stock in the near future.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Results of Operations
---------------------

Fiscal 2003 Compared to Fiscal 2002
-----------------------------------

Annual revenues decreased 91% to $1,250 in fiscal 2003 from $13,890.00 in fiscal 2002. The decrease in revenues can be attributed to the absence of any business during the fiscal year.

Total expenses increased from $4,000 in fiscal 2002 to $11,452 fiscal year 2003. In fiscal year 2003, $ 0.00 was paid in common stock as compared to $20,938 which was paid in common stock in the fiscal year 2002.

Liquidity and Capital Resources
-------------------------------

The financial position of the company remained tenuous during the past fiscal year; Management has operated with limited resources as it attempted to identify a potential merger partner.

The Company does not expect its financial position to improve unless it is able to identify and complete a merger with a more substantial entity.

There can be no assurance that the Company will be able to improve its financial position even if the above stated objective is met.

Item 7.  Financial Statements
         --------------------

The Financial Statements listed on the accompanying index are filed with and included as a part of this report on pages F-1 through F-9.

Item 8. Changes In And Disagreements with Accountants On Accounting And Financial Disclosure.
         ---------------------------------------------------------------

None


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.
         -------------------------------------------------------------

The following table sets forth the names and ages of all directors and executive officers of the Company and the positions in the Company held by them.

    Name                      Age       Position
-------------                 ---       ------------------------------------
John A. Dugan                 65        Chairman and Chief Executive Officer

Anthony S. Pintauro           ---       Director

(b) Significant Employees     None
(c) Family Relationships      None
(d) Involvement in certain legal proceedings   None
(e) Audit committee financial expert Since the Company is a shell, the company does not have any committees of the Board.


Item 10. Executive Compensation
         ----------------------

Name and Principal Position         For Year                     Salary
---------------------------         --------                     ------
John A. Dugan Chairman/CEO         Fiscal 2003                   $ 0.00
                                   Fiscal 2002                   $ 0.00

The Company does not have a Stock Option Plan and no warrants or other forms of Executive Compensation exist.


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following table contains information as of May 1,2004 as to the beneficial ownership of the Company's Common Stock (the only class Outstanding) by each person or entity who was the beneficial owner of more than 5% of the outstanding shares of that class, each person who is a director or officer of the Company and all persons as a group who are officers and directors of the Company and as to the percentage of outstanding shares held by them at May 1, 2004

Name and Address of                Shares         Percentage of Ownership (1)
--------------------------------------------------------------------------------

Sol Dorfberger                     270,000                 6.26%
2323 Quentin Road
Brooklyn, New York 11220

John A. Dugan                      253,500                 5.88%
85 Amherst Street
Garden City, New York 11530

Anthony S. Pintauro                477,125                11.06%
18 Maunakea Street
Sag Harbor, New York 11963

Laurence D. Levin                  253,500                 5.88%
1621 Covington Road
Yardley, PA 19067-0962

Nicholas Gugliuzza                 500,000                11.60%
527 Meadow Drive
Buffalo, New York 14224-1517


All Directors and Officers         730,625                16.94%

(1)  Shares shown in this table are owned of record and/or beneficially.
(2) No options, warrants, rights, conversion privileges or similar obligations exist.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

For the fiscal year ended January31, 2004, there have not been any material transactions between the Company and any of its officers and/or directors, except as set forth in its aforesaid Financial Statements for the two years ended January 31,2004.

Item 13. Exhibits, Schedules and Reports on Form 8-K
         -------------------------------------------

     1. Exhibits
        --------

     The exhibits listed on the Index to Exhibits following the Signature Page are filed as part of this annual report.

     Exhibit 31 Officer Certification

     Exhibit 32 Certification of Procedures Followed in Connection with
                Sarbanes-Oxley Act Certification.

Reports On Form 8-K

     None

Item 14. Principal Accountant Fees and Services
         --------------------------------------

                              Fiscal Year 2002         Fiscal Year 2003

1. Audit Fees                      $7,500                    $4,000
2. Audit Related Fees                None                      None
3. Tax Fees                          None                      None
4. All Other Fees                    None                      None
5. No audit committee
6. None



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SFG FINANCIAL CORPORATION


                                      By: /s/ John A. Dugan
                                         ------------------
                                         John A. Dugan
                                         Chairman and Chief Executive Officer


Dated : October 28,2005

                                INDEX TO EXHIBITS




                                   DESCRIPTION


The following exhibit from the independent auditor is incorporated by reference.

7.01 Financial Statements for the Fiscal years ending January 31,2003 and January 31,2004

31     Certification of Officer

32 Certification of Procedures Followed in Connection with Sarbanes-Oxley Act certification

                            SFG FINANCIAL CORPORATION
                              GARDEN CITY, NEW YORK

                        COMPARATIVE FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003


                            SFG FINANCIAL CORPORATION

                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----

Independent Auditors' Report                                               2 - 3

Financial Statements:

       Comparative Balance Sheets                                              4

       Comparative Statements of Operations                                    5

       Comparative Statements of Shareholders' Deficiency                      6

       Statement of Cash Flows                                                 7

Notes to Comparative Financial Statements                                  8 - 9

                              Michael Masters & Co.
                          Certified Public Accountants
                            25 LeRoy Place, Suite 411
                            New Rochelle, N.Y. 10805
                        (914) 632-1695 FAX (914) 632-2142

MICHAEL MASTERS, C.P.A.                                                ASSOCIATE
KENNETH McGEVNA, C.P.A.                                      MARK RINGEL, C.P.A.
KENNETH PALMASANO, C.P.A.


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders
SFG Financial Corporation
Garden City, New York

We have audited the comparative balance sheets of SF0 Financial Corporation as of January 31, 2004 and 2003, and the related Statements of Operations and Shareholders' Deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SFG Financial Corporation as of January 31, 2004 and 2003, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note #4 to the financial statements the Company is seeking a business merger which would allow it to continue in business. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael Masters & Co.
-------------------------

Michael Masters & Co.
Certified Public Accountants
New Rochelle, New York
July 9, 2004















                              Michael Masters & Co.
                          CERTIFIED PUBLIC ACCOUNTANTS

                            SFG FINANCIAL CORPORATION
                           COMPARATIVE BALANCE SHEETS


                                                      Year Ended     Year Ended
                                                      January 31,    January 31,
                                                         2004           2003
                                                     -----------    -----------
ASSETS:
Cash                                                 $        20    $         -
   Accounts Receivable                                         -             20
                                                     -----------    -----------

   Total Assets                                      $        20    $        20
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY:

Liabilities:
   Accounts Payable and Accrued Expenses             $    69,714    $    50,222
                                                     -----------    -----------
   Deferred Taxes                                          1,918          1,918
   Due to Stockholders                                     7,019
                                                     -----------    -----------

Total Liabilities                                         78,651         52,140
                                                     -----------    -----------

SHAREHOLDERS' DEFICIENCY:

Common Stock; $.001 Par Value 100,000,000
   Shares Authorized; 4,293,856
   Shares Issued; 4,283,856 outstanding
   at January 31, 2004 and 2003, respectively              4,294          4,294
Capital in Excess of Par                               2,423,321      2,423,321
Accumulated Deficit                                   (2,506,246)    (2,479,735)
                                                     -----------    -----------

Total Shareholders' Deficiency                           (78,631)       (52,120)
                                                     -----------    -----------

TOTAL                                                $        20    $        20
                                                     ===========    ===========



     The Accompanying Notes are an Integral Part of the Financial Statements

                            SFG FINANCIAL CORPORATION
                      COMPARATIVE STATEMENTS OF OPERATIONS


                                                    Year Ended       Year Ended
                                                    January 31,     January 31,
REVENUES                                               2004             2003
                                                    ----------       -----------
   Forgiveness of Debt                              $        -       $     8,580
   Miscellaneous Income                                  1,250             5,310
                                                    ----------       -----------

   Total Revenues                                        1,250            13,890
                                                    ----------       -----------

EXPENSES
   Professional Fees                                     4,000             4,000
   Stock Transfer Fees                                   6,637                 -
   Filing Fees                                             815                 -
                                                    ----------       -----------

   Total Expenses                                       11,452             4,000
                                                    ----------       -----------

Income (Loss) Before Income Taxes                      (10,202)            9,890

PROVISION FOR INCOME TAXES                                 159             2,220
                                                    ----------       -----------

NET INCOME (LOSS)                                   $  (10,361)      $     7,670
                                                    ==========       ===========

NET INCOME (LOSS) PER COMMON SHARE                  $        -       $         -
                                                    ==========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                4,293,856         4,279,273
                                                    ==========       ===========






     The Accompanying Notes are an Integral Part of the Financial Statements

                            SFG FINANCIAL CORPORATION
                COMPARATIVE STATEMENTS OF SHAREHOLDERS DEFICIENCY
                               FOR THE YEARS ENDED
                            JANUARY 31, 2004 AND 2003


                                 Common Stock         Capital In
                            -----------------------     Excess      Accumulated
                             Shares       Amount        of Par        Deficit
                            ---------   -----------   -----------   -----------

Balance January 31,2002     4,268,856   $     4,269   $ 2,402,408   $(2,487,405)

 Shares Issued for Services    25,000   $        25   $    20,913   $         -
 Net Income                         -             -             -   $     7,670
                            ---------   -----------   -----------   -----------

Balance January 31, 2003    4,293,856   $     4,294   $ 2,423,321   $(2,477,817)
                            ---------   -----------   -----------   -----------

Net Loss                            0             0             0   $   (10,361)

Prior Period Adjustment             0             0             0   $   (16,150)
                            ---------   -----------   -----------   -----------

Balance January 31, 2004    4,293,856   $     4,294   $ 2,423,321   $(2,506,246)
                            =========   ===========   ===========   ===========









     The Accompanying Notes are an Integral Part of the Financial Statements

                            SFG FINANCIAL CORPORATION
                             STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 31, 2004



Cash Flows from Operating Activities

   Net Loss                                                            $(10,361)
Adjustments to Reconcile Net Income to Net Cash
Changes in Assets:
   Decrease in Accounts Receivable                                     $     20

Changes in Liabilities
   Increase in Accounts Payable and Accrued Expenses                     19,492
                                                                       --------

Net Adjustments                                                          19,512
                                                                       --------

Net Cash Provided by Operating Activities                                 9,151

Cash Flows from Financing Activities
   Due to Stockholders                                                    7,019
   Prior Period Adjustment                                              (16,150)
                                                                       --------

Net Cash Used in Financing Activities                                    (9,131)
                                                                       --------

Increase in Cash                                                             20

Cash -January 31,2003                                                         0
                                                                       --------

Cash-January 31, 2004                                                  $     20
                                                                       ========



     The Accompanying Notes are an Integral Part of the Financial Statements

                            SFG FINANCIAL CORPORATION
                    NOTES TO COMPARATIVE FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

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

          PRIOR PERIOD ADJUSTMENT

          The Company received a bill for professional services performed prior to the current year. The Company acknowledges the amount owed and has recorded it as a payable.

          NET INCOME (LOSS) PER COMMON SHARE

          Net Income (Loss) per Common Share is computed using the weighted average number of common shares outstanding during each period

          INCOME TAXES

          Income taxes are provided for the tax effects of transactions reported in the Financial Statements and consist primarily of taxes currently due.

                            SFG FINANCIAL CORPORATION
                    NOTES TO COMPARATIVE FINANCIAL STATEMENTS
                            January 31, 2004 and 2003

          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2.   RELATED PARTY TRANSACTIONS
          --------------------------

          LEASE

          The Company leases office space on a month-to-month basis from an officer of the company. The Company paid no rent for the years ended January31, 2004 and 2003.

NOTE 3.   ACCOUNTS PAYABLE
          ----------------

          The Company maintains no checking account. The payables of the Company are being paid by stockholders of the Corporation or are being written off through the issuance of Common Stock. The difference between the amount of stock issued and the actual debt is being recorded as forgiveness of debt income. The Company has issued an additional 100,000 shares of stock in payment of a court settled payable. As of January 31, 2004 these shares are not outstanding. Therefore, the payable is still being recorded on the books

NOTE 4    GOING CONCERN
          -------------

          These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As stated in Note # 1, the Company has elected to implement a business plan that has allowed it to continue operations while identifying a merger partner. There can be no assurance that a merger will be completed.