Form 10KSB
period 2005-01-31
SFG FINANCIAL CORP
filed 2007-01-23
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-13635

SFG FINANCIAL CORPORATION
(Name of small business issuer in its charter)

Delaware	13-3208094
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Amherst Street, Garden City, New York 11530
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number:  (516) 327-0843

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Issuer had revenues of $ -0- for the fiscal year ended January 31, 2005.

The aggregate market value of the voting stock held by non-affiliates cannot be readily determined.

As of December 11, 2006, the Registrant had 5,513,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I

Item 1. Description of Business

Past Business Development

SFG Financial Corporation (the "Company"), formerly named SFG Corporation, was incorporated in Delaware on November 9, 1983. Since January 2002, the Company has conducted business as a corporate shell. The Company provides no products or services and has continued to seek a suitable merger or acquisition. We have no patents, trademarks, licenses, franchises, or concessions. We had no backlog of orders as of January 31, 2005.

The Company employs one person on a full time basis (our C.E.O., John Dugan). The person has not been compensated because of the non-availability of funds and has agreed to contribute his time without a requirement for future compensation for these efforts. The Company considers its relations with its employee to be good. The employee is not represented by a collective bargaining agreement or other obligations.

Early 2002 Business Plans, Forward

Since early 2002, our Company has sought to engage in a material corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage for many years, and this applies for the period since early 2002, and we have no operations other than consideration of possible merger or acquisition related transactions, from time to time.

Originally, the computer leasing business we sought to undertake was subject to numerous risk factors, including rapidly changing technology, increased costs of capital, as well as competition from larger companies, and this has not changed.

We intended, since at least 2002, to enter into a business combination with an operating company in exchange for our securities. Management anticipated seeking out such a company through solicitation and contact with persons and firms from various places and areas of business. This is ongoing.

The analysis of any business opportunity will be undertaken by, or under the supervision of, our Management, which does not include a professional business analyst.

The Securities Exchange Act of 1934, as amended (sometimes “Exchange Act”), requires that any merger or acquisition candidate comply with certain reporting requirements, which includes providing audited financial statements to be included in the reporting filings made under the Exchange Act.

We have determined not to acquire or merge with any company without audited financial statements, or the capability to supply them within the required period of time after closing of any proposed transaction.

While the intentions were pursued since 2002, our Company was unable to timely comply with the requirements of reporting, including financial statement disclosures. We lacked monies to do so and Management infrastructure or support.

We had no properties at that time (2002) and had no agreements to acquire any properties.

We used offices at no cost.

Current Status-Summary

The Company is deficient in its filings with the U.S. Securities and Exchange Commission (“SEC”). The current goal of Management is to update the SEC flings, and we are in the process of completing necessary audits and reports, with the assistance of professionals, including accountants and lawyers.

At the same time, the Company intends to continue to pursue its business, above, while it still needs and is seeking additional capital to meet cash flow requirements.

Current and Prospective Business Plans and Pursuits

The current business plan, in summary, is to complete a process of bringing the Company into compliance with state and federal filing requirements, such as the SEC, and then to take steps for a merger or acquisition transaction to have an operating business as part of our Company.

We are focused on the need to arrange for a merger, acquisition or other form of business combination that will provide the Company with access to qualified management personnel and an operating business that is compliant with all state and federal laws and regulations, and which is capable of generating revenue and income on an ongoing basis. We are currently seeking additional employees and consultants, although the ability to pay them does not currently exist. We may require more capital to undertake our plans. We may restructure our Management with new members.

As discussed above, our business plan is also tied into the need for capital besides starting cash flow. We continue to modify plans and efforts to raise capital to help fund our various operations until we reach, if possible, the position of being able to self finance from cash flow. We do not, however, have any steady source of cash flow.

One of the first major efforts, following regulatory compliance tasks, specifically updating our SEC filings, will be to undertake an acceptable merger or acquisition transaction and later establish relations with investment bankers and brokers as part of our plans.

We are also looking at venture capital opportunities, joint ventures, and similar transactions. We plan to keep investors and the market informed about Company developments by future press releases and other communications, which we hope to start in 2007.

Need for Capital and Risks

We are subject to many risks, most significant being the risk we may not continue as a business entity or achieve the necessary level of capital to operate and maintain any business long term.

Item 2. Description of Property

The Company's offices are located in 150 feet of space in Garden City, New York. This space is used without a lease and without cost to us.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders during the fourth quarter of the year ended, for which this Report applies.

 PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock trades on the Electronic Pink Sheets under the symbol SFGC.PK.

The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for OTC securities in real time.

The approximate number of holders of the Company's Common Stock on December 11, 2006 was 443.

The following table reflects the high and low prices (in $ per share) for the Company's common stock, on a quarterly basis, for fiscal years ended January 31, 2004, 2005 and 2006.

	Fiscal 2006		Fiscal 2005		Fiscal 2004

Quarter ended:	High	Low	High	Low	High	Low

April 30.15		.14	.12	.12	.10	.06
July 31.14		.08	.15	.12	.15	.10
October 31.10		.08	.14	.13	.17	.15
January 31.10		.10	.14	.14	.16	.12

The quotations shown may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Company has not paid a cash dividend on its Common Stock and we do not contemplate paying any cash dividends on common stock in the near future.

Equity Securities Sold Without Registration

The following securities of our Company were sold without Registration for the period ended January 31 of the fiscal year covered by this Report:

None

General Information

All of the above noted shares, if any, were issued directly by the Company, and no commissions or fees were paid in connection with any of these transactions. The Company gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished; the Company advised the purchaser of the limitations on resale, and neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and/or the Company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Securities Act of 1933, as amended, in compliance with Rule 502.

Item 6. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

At the time of the period covered by this Report, we were focused upon continuing our Company as a viable entity, looking for merger and similar acquisition candidates, and we now continue to do so.

Our current plan, in summary, is focused primarily on corporate governance considerations in completing the process of updating filings with both applicable state and federal agencies, as needed, namely the SEC and the State of Delaware, and related efforts. Management believes that its efforts to find an operating company with which a merger, acquisition or other form of business combination can be successfully completed will be significantly enhanced if the Company maintains a status as a fully compliant public company.

The first part is compliance with laws and regulations, primarily updating and keeping current filings with the SEC, and next establishing a business by making a merger, acquisition or similar transaction with an operating company.

We believe at least $25,000 is needed to continue for a period of approximately 12 months, not undertaking any material transaction, which would require even more funding. We anticipate obtaining funding to address cash flow needs through private placements, loans and similar matters.

Our plan is subject to many risks. No assurance of success can be given. We are subject to many risks.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis or Plan of Operation and other parts of this Report may contain “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company business, the Company strategies, projections, and anticipated trends in the Company and in any industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company cautions these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. The Company disclaims any intent or obligation to update “forward looking statements.”

Item 7. Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting was designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the fair presentation of our financial statements. With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting for SFG Financial Corporation, as of January 31, 2005 has been audited by Thomas Bauman C.P.A., an independent registered public accounting firm, as stated in its report which is included herein.

By:	/s/ John A. Dugan

Chief Executive Officer Principal Executive, Accounting and Financial Officer

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Shareholders,

SFG Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SFG Financial Corporation (the "Company") maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SFG Financial Corporation maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, SFG Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying financial statements of the Company as listed in the accompanying index and our report dated December 15, 2006 expressed an unqualified opinion on those financial statements. Our report dated December 15, 2006 contains an explanatory paragraph that states that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Date: January 5, 2007	By:	/s/ Thomas Bauman

Thomas Bauman C.P.A.

The Financial Statements listed on the accompanying index are filed with and included as a part of this Report on the pages which follow;

    Independent Auditor's Report

    Balance Sheets as of January 31, 2006 and 2005

    Statements of Income and Expenses  for the Years Ended January 31, 2006 and 2005

    Statements of Stockholders’ Equity (Deficiency) for the Years Ended January 31, 2006, 2005, 2004 and 2003

    Statements of Cash Flows for the Years Ended January 31, 2006 and 2005

    Notes to Comparitive Financial Statements

Item 8. Changes In and Disagreements with Accountants On Accounting And Financial Disclosure

None

ITEM 8a. Controls and Procedures

We do not believe there were any matters involving controls or procedures to report as of the period covered by this Report. However, we have performed, under the supervision and with the participation of the Company’s Management, including the CEO acting as CEO and CFO, a review of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Management concluded that the Company’s disclosure controls and procedures need to be improved, primarily by finding ways to assure that our reports to the SEC are filed on a current basis. The Company recognizes the need to improve controls, and while it does not currently have any material operations, if it were to commence or undertake material operations or transactions, it would be prudent to have previously instituted controls. Management believes it will do so in the near future. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to year end.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
Compliance with 16(a) of the Exchange Act

The following table sets forth the names and ages of all Directors and executive officers of the Company and the positions in the Company held by them. The Directors named below will serve until the next annual meeting of stockholders and until their successors are duly elected and have been qualified. Officers will hold their positions at the will of the Board of Directors, absent any employment agreement, of which none currently exist.

Name	Age	Position
John A. Dugan	67	Chairman and Chief Executive Officer

Anthony S. Pintauro	78	Director

(b) Significant Employees	None
(c) Family Relationships	None
(d) Involvement in certain legal proceedings	None
(e) Audit committee/financial expert	None

Since the Company is a shell, it has no operating business activities and there are no committees of the Board of Directors.

We have not adopted a Code of Ethics. We may do so for the new year, 2007. Our lack of operations, financial activities, or even material non-financial activities, and cash flow problems, and little or no contractual relations, have suggested to us that a Code of Ethics should be delayed until the Company has transactions and more members of Management and such noted activities aforesaid.

John A. Dugan

Mr. Dugan has served in various positions with the Company since 1986, including Executive Vice President, Secretary and Treasurer. He became a Director in January 1988. In 1996, he was appointed Chairman and Chief Executive Officer. He was a Marketing Executive having worked at the Service Bureau Corporation, a former Division of the IBM Corporation, from 1967 to 1969. He later joined DPF Incorporated, then a New York Stock Exchange Company, serving in various positions including Vice President Asset Management, from 1970 to 1984. He graduated from the United States Naval Academy.

Anthony S. Pintauro

Mr. Pintauro has been a Director of our Company since April 1989. He is a retired computer leasing executive having served as a National Account Manager with International Business Machines Corporation (IBM) from 1960 to 1966. He later served as an executive with DPF Incorporated, then a New York Stock Exchange Company, as Vice President Marketing, Computer Leasing Division, from 1973 to 1980. Mr. Pintauro is a graduate of Manhattan College with a Bachelors Degree in Electrical Engineering.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires directors, certain officers and persons holding 10% or more of common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of common stock with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Item 10. Executive Compensation

Name and Principal Position	For Year	Salary
John A. Dugan Chairman/CEO	Fiscal 2004	$ 0
	Fiscal 2005	$ 0
	Fiscal 2006	$ 0

The Company does not have a Stock Option Plan and no warrants or other forms of Executive Compensation exist.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information as to the beneficial ownership of the Company's Common Stock (the only class Outstanding) by each person or entity who was the beneficial owner of more than 5% of the outstanding shares of that class, each person who is a Director or officer of the Company and all persons as a group who are officers and Directors of the Company and as to the percentage of outstanding shares held by them at the last day of the period covered by this Report.

Name and Address of	Shares	Percentage of Ownership (1)

Sol Dorfberger	270,000	6.26%
2323 Quentin Road
Brooklyn, New York 11220

John A. Dugan	253,500	5.88%
85 Amherst Street
Garden City, New York 11530

Anthony S. Pintauro	477,125	11.06%
18 Maunakea Street
Sag Harbor, New York 11963

Laurence D. Levin	253,500	5.88%
1621 Covington Road
Yardley, PA 19067-0962

Nicholas Gugliuzza	500,000	11.59%
527 Meadow Drive
Buffalo, New York 14224-1517

All Directors and Officers	730,625	16.94%

(1) Shares shown in this table are owned of record and/or beneficially.
(2) No options, warrants, rights, conversion privileges or similar obligations exist.

Item 12. Certain Relationships and Related Transactions

For the fiscal year covered by this Report, there has not been any material transaction between the Company and any of its officers and/or Directors. From time to time, the Company may have debts due to certain related stockholders or officers, but we do not believe these are extraordinary or material in nature.

Item 13. Exhibits

Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation (incorporated by reference to Company filings with SEC)
3.2	Bylaws (incorporated by reference to Company filings with SEC)
31	Officer Certification, Sarbanes-Oxley Act
32	Certification, Sarbanes-Oxley Act Certification

Reports On Form 8-K

None

Item 14. Principal Accountant Fees and Services

	Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2006

1. Audit Fees	$7,500	$7,500	$7,500
2. Audit Related Fees	None	None	None
3. Tax Fees	None	None	None
4. All Other Fees	None	None	None
5. No audit committee
6. None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFG FINANCIAL CORPORATION

Date: January 23, 2007	By:	/s/ John A. Dugan
John A. Dugan
C.E.O.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John A. Dugan John A. Dugan /s/ Anthony Pintauro Anthony Pintauro	C.E.O. (principal executive officer) (principal accounting officer) Director Director	January 23, 2007 January 23, 2007

SFG FINANCIAL CORPORATION

COMPARATIVE FINANCIAL STATEMENTS

FOR THE YEARS ENDING JANUARY 31, 2006 and 2005

SFG FINANCIAL CORPORTATION

THOMAS BAUMAN
CERTIFIED PUBLIC ACCOUNTANT
4 SCHAEFFER STREET
HUNTINGTON STATION, NY 11746
Telephone (631) 427-4789 Fax (631) 424-3649

To the Board of Directors and Stockholders
SFG Financial Corporation
Garden City, New York

INDEPENDENT AUDITOR’S REPORT

I have audited the accompanying Balance Sheets of SFG Financial Corporation (A Development Stage Company) as of January 31, 2006 and 2005, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SFG Financial Corporation (A Development Stage Company) as of January 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thomas Bauman, C.P.A.
Thomas Bauman, C.P.A.
November 15, 2006

SFG FINANCIAL CORPORATION
BALANCE SHEETS
AS OF JANUARY 31

	2006	2005
ASSETS
Current Assets
Cash on hand	$20	$20
Total Current Assets	20	20

Total Assets	20	20

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable and accrued expenses	90,280	86,280
Due to related parties	20,892	11,254
Total Liabilities	111,172	97,534

Stockholders' Equity (Deficiency)
Common stock; $.001 par value 100,000,000 shares	4,314	4,314
authorized; 4,313,856 shares issued; 4,313,856 shares
outstanding at January 31, 2006 and 2005, respectively
Additional paid in capital	2,425,701	2,425,701
Retained earnings	(2,541,167)	(2,527,529)
Total Stockholders' Equity (Deficiency)	(111,152)	(97,514)

Total Liabilities and Stockholders' Equity (Deficiency)	$20	$20

SFG FINANCIAL CORPORATION
STATEMENTS OF INCOME AND EXPENSES
FOR YEARS ENDED JANUARY 31

	2006	2005
Revenue:
Sales	$-	$-

Operating Expenses
Filing fees	408	566
Office expenses	1,060	80
Professional fees	12,000	20,000
Stock transfer fees	-	2,400
Travel	15	-
Total Operating Expenses	13,483	23,046

Income (Loss) From Operations	(13,483)	(23,046)

Provision for Taxes
New York State corporate taxes	155	155

Net Income (Loss)	$(13,638)	$(23,201)

Earnings Per Share	$(0.003)	$(0.005)

Weighted Average of Number of Common	4,313,856	4,307,189
Shares Outstanding

SFG FINANCIAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

			CAPITAL
	COMMON STOCK		IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at January 31, 2002	4,268,856	$4,269	$2,402,408	$(2,487,405)

Shares issued for services	25,000	25	20,913	-
Net Income (Loss) for year ended January 31, 2003		$-	-	7,670

Balance at January 31, 2003	4,293,856	4,294	2,423,321	(2,479,735)

Net Income (Loss) for year ended January 31, 2004				(10,361)
Prior Period Adjustment				(16,150)

Balance at January 31, 2004	4,293,856	4,294	2,423,321	(2,506,246)

Net Income (Loss) for year ended January 31, 2005	-	-		(23,201)
Prior Period Adjustment	-	-		1,918
Restricted stock issued for services	20,000	20	2,380	-

Balance at January 31, 2005	4,313,856	4,314	2,425,701	(2,527,529)

Net Income (Loss) for year ended January 31, 2006	-	-		(13,638)

Balance at January 31, 2006	4,313,856	$4,314	$2,425,701	$(2,541,167)

SFG FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS
AS OF JANUARY 31

	2006	2005
Cash flow from operating activities:
Net income (loss)	$(13,638)	$(23,201)
Adjustments to reconcile net income to net cash provided
by operating activities:
Changes in assets and liabilities:
Increase (decrease) accounts payable	4,000	16,566
Increase (decrease) due to related parties	9,638	4,235
Increase (decrease) deferred taxes	-	(1,918)
Prior period adjustment	-	1,918
Net cash provided by operations	-	(2,400)

Cash flow from investing activities:
Purchase of fixed assets	-	-
Cash provided from (for) investing activities	-	-

Cash flow from financing activities:
Increase (decrease) in Common stock		20
Increase (decrease) in additional paid in capital	-	2,380
Cash flow provided from (for) financing activities	-	2,400

Net increase in cash and cash equivalent	-	-

Cash and cash equivalents at beginning of year	20	20

Cash and cash equivalents at end of year	$20	$20

Cash paid for interest and income taxes as follows:
Interest	$-	$-
Corporate income taxes paid	$155	$155

SFG FINANCIAL CORPORATION
NOTES TO COMPARATIVE FINANCIAL STATEMENTS

1. Significant accounting policies:

a.	Organization and Business Operations

SFG Financial Corporation (the “Company”) was organized in November 1983 as a Delaware corporation. The Company has since ceased normal operation, and is currently a  shell with no real business activity. It has been kept active as a holding company whose purpose is to seek out and attract partners for possible merger or acquisition.

b.	Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

c.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect  the  reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

d.	Earnings per share

Earnings per share is based on the weighted-average number of shares of common stock outstanding in each year. The Company maintains a capital structure which consists  of capital stock and includes no potential for dilution via conversions, exercise of options, or other arrangements that would increase the number of shares outstanding.

e.	Income taxes

Income taxes are accounted for by the asset/liability approach in accordance with FAS-109 (Accounting for Income Taxes). The provision for income taxes represents the  total income taxes paid or payable for the current year. As of January 31, 2006 the Company did not have a deferred tax asset or liability.

f.	Prior period adjustment

The prior period adjustment represents the correction of an error made in the year ending January 31, 2003 in the provision for income taxes. The Company has adopted FAS-154 Accounting Changes and Error Corrections, and accordingly has restated prior period financial statements to correct this error. In addition, the cumulative effect of the error on periods prior to those presented is reflected in the carrying amounts of assets and liabilities as of the beginning of the year ended January 31, 2005, and an offsetting adjustment increasing stockholders equity by $1,918 has been made to the opening balance of retained earnings.

2. Accounts payable and accrued expenses

    Accounts payable and accrued expenses represent expenses that the Company has incurred to remain as an active shell and seek out possible business partners for a merger.

3. Related party transactions

    The Company does not maintain a bank account. The payables of the Company are being paid by some of the stockholders. The amounts paid by the by these stockholderson behalf of the company are represented on the Balance sheet as Due to related parties. As of January 31, 2005 and 2006 the total due to related parties was $11,254 and $20,892, respectively. Interest on these loans has not been accrued.

4. Going concern

    These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As stated in Note 1, the Company has elected to implement a business plan that has allowed it to continue operations while identifying a merger partner. There can be no assurance that a merger will be completed.