Form 10QSB
period 2005-04-30
SFG FINANCIAL CORP
filed 2007-01-23
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

        For the transition period from ________to _____________

Commission file number 0-13635

SFG FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	13-3208094
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

85 Amherst Street, Garden City, New York 11530
(Address of principal executive offices)

(516)-327-0843
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

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

SFG FINANCIAL CORPORATION

COMPARATIVE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING APRIL 30, 2006 and 2005

SFG FINANCIAL CORPORTATION

THOMAS BAUMAN
CERTIFIED PUBLIC ACCOUNTANT
4 SCHAEFFER STREET
HUNTINGTON STATION, NY 11746
Telephone (631) 427-4789 Fax (631) 424-3649

To the Board of Directors and Stockholders
SFG Financial Corporation
Garden City, New York

ACCOUNTANT’S REVIEW REPORT

I have reviewed the Balance Sheet of SFG Financial Corporation (A Development Stage Company) as of April 30, 2006 and 2005 and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of SFG Financial Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

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

/s/Thomas Bauman
Thomas Bauman, C.P.A.
December 15, 2006

SFG FINANCIAL CORPORATION
BALANCE SHEETS
AS OF APRIL 30

	2006	2005
ASSETS
Current Assets
Cash on hand	$20	$20
Total Current Assets	20	20

Total Assets	20	20

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable and accrued expenses	93,935	86,280
Due to related parties	21,094	11,683
Total Liabilities	115,029	97,963

Stockholders' Equity (Deficiency)
Common stock; $.001 par value 100,000,000 shares	4,314	4,314
authorized; 4,313,856 shares issued; 4,313,856 shares
outstanding at April 30, 2006 and 2005, respectively
Additional paid in capital	2,425,701	2,425,701
Retained earnings	(2,545,024)	(2,527,958)
Total Stockholders' Equity (Deficiency)	(115,009)	(97,943)

Total Liabilities and Stockholders' Equity (Deficiency)	$20	$20

SFG FINANCIAL CORPORATION
STATEMENTS OF INCOME AND EXPENSES
FOR THE THREE MONTHS ENDED APRIL 30

	2006	2005
Revenue:
Sales	$-	$-

Operating Expenses
Filing fees	-	-
Office expenses	202	274
Professional fees	3,500	-
Stock transfer fees	-	-
Travel	-	-
Total Operating Expenses	3,702	274

Income (Loss) From Operations	(3,702)	(274)

Provision for Taxes
New York State corporate taxes	155	155

Net Income (Loss)	$(3,857)	$(429)

Earnings Per Share	$(0.001)	$(0.000)

Weighted Average of Number of Common Shares Outstanding	4,313,856	4,313,856

SFG FINANCIAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

			CAPITAL
	COMMON STOCK		IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at January 31, 2005	4,313,856	$4,314	$2,425,701	$(2,527,529)

Net Income (Loss) for the three months ended April 30, 2005				(429)

Balance at April 30, 2005	4,313,856	4,314	2,425,701	(2,527,958)

Net Income (Loss) for the nine months ended January 31, 2006				(13,209)

Balance at January 31, 2006	4,313,856	4,314	2,425,701	(2,541,167)

Net Income (Loss) for the three months ended April 30, 2006				(3,857)

Balance at April 30, 2006	4,313,856	$4,314	$2,425,701	$(2,545,024)

SFG FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30

	2006	2005
Cash flow from operating activities:
Net income (loss)	$(3,857)	$(429)
Adjustments to reconcile net income to net cash provided
by operating activities:
Changes in assets and liabilities:
Increase (decrease) accounts payable	3,655	-
Increase (decrease) due to related parties	202	429
Net cash provided by operations	-	-

Cash flow from investing activities:
Purchase of fixed assets	-	-
Cash provided from (for) investing activities	-	-

Cash flow from financing activities:
Increase (decrease) in Common stock		-
Increase (decrease) in additional paid in capital	-	-
Cash flow provided from (for) financing activities	-	-

Net increase in cash and cash equivalent	-	-

Cash and cash equivalents at beginning of year	20	20

Cash and cash equivalents at end of year	$20	$20

Cash paid for interest and income taxes as follows:
Interest	$-	$-
Corporate income taxes paid	$-	$155

1. Significant accounting policies:

a.	Organization and Business Operations

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

Earnings per share are based on the weighted-average number of shares of common stock outstanding in each year. The Company maintains a capital structure which consists of capital stock and includes no potential for dilution via conversions, exercise of options, or other arrangements that would increase the number of shares outstanding.

e.	Income taxes

Income taxes are accounted for by the asset/liability approach in accordance with FAS-109 (Accounting for Income Taxes). The provision for income taxes represents the total  income taxes paid or payable for the current year. As of April 30, 2006 the Company did not have a deferred tax asset or liability.

2. Accounts payable and accrued expenses

Accounts payable and accrued expenses represent expenses that the Company has incurred to remain as an active shell and seek out possible business partners for a merger.

3.	Related party transactions

The Company does not maintain a bank account. The payables of the Company are being paid by some of the stockholders. The amounts paid by the by these stockholders on behalf of the company are represented on the Balance sheet as Due to related parties. As of April 30, 2006 and 2005 the total due to related parties was $11,683 and $21,094, respectively. Interest on these loans has not been accrued.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

At the time of the period covered by this Report, we were focused upon continuing our Company as a viable entity, looking for merger and similar acquisition candidates and we continue to do so.

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

The first part is compliance with laws and regulations, primarily updating and keeping current filings with the SEC, and next establishing the business by making a merger, acquisition or similar transaction with an operating company.

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

Item 3. Controls and Procedures

We do not believe there were any matters involving controls or procedures to report as of the period covered by this Report. However, we have performed, under the supervision and with the participation of the Company management, including the CEO acting as CEO and CFO, a review of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Management concluded that the Company’s disclosure controls and procedures need to be improved primarily finding ways to maintain our disclosures in our SEC flings current. The Company recognizes the need to improve controls, and while it does not face any material operations, if it were to commence or undertake material operations or transactions, it would be best to have instituted controls. Management believes it will do so in the near future. There have been no significant changes in the Company internal controls or in other factors that could significantly effect internal controls subsequent to year end.

PART II- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

General Information

All of the above noted shares, if any, were issued directly by the Company, and no commissions or fees were paid in connection with any of these transactions. The Company gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished; the Company advised the purchaser of the limitations on resale, and neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and/or the Company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

Item 3. DEFAULTS ON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. Exhibits

EX-31 (Certifications, Sarbanes-Oxley Act of 2002)
EX-32 (Certifications, Sarbanes-Oxley Act of 2002)

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFG FINANCIAL CORPORATION

Date: January 23, 2007	By:	/s/ John A. Dugan
John A. Dugan
Chairman/CEO

SFG FINANCIAL CORPORATION

Date: January 23, 2007	By:	/s/ John A. Dugan
John A. Dugan
Chairman/CEO (principal executive and financial officer)