Form 10QSB
period 2005-07-31
SFG FINANCIAL CORP
filed 2007-01-23
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

SFG FINANCIAL CORPORATION

COMPARATIVE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDING JULY 31, 2006 and 2005

SFG FINANCIAL CORPORTATION

THOMAS BAUMAN
CERTIFIED PUBLIC ACCOUNTANT
4 SCHAEFFER STREET
HUNTINGTON STATION, NY 11746
Telephone (631) 427-4789 Fax (631) 424-3649

To the Board of Directors and Stockholders
SFG Financial Corporation
Garden City, New York

ACCOUNTANT’S REVIEW REPORT

I have reviewed the Balance Sheet of SFG Financial Corporation (A Development Stage Company) as of July 31, 2006 and 2005 and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of SFG Financial Corporation.

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

/s/ Thomas Bauman, C.P.A.
Thomas Bauman, C.P.A.
December 15, 2006

SFG FINANCIAL CORPORATION
BALANCE SHEETS
AS OF JULY 31

	2006	2005
ASSETS
Current Assets
Cash on hand	$20	$20
Total Current Assets	20	20

Total Assets	20	20

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficiency)
Liabilities
Accounts payable and accrued expenses	97,435	86,280
Due to related parties	21,672	12,018
Total Liabilities	119,107	98,298

Stockholders' Equity (Deficiency)
Common stock; $.001 par value 100,000,000 shares	4,314	4,314
authorized; 4,313,856 shares issued; 4,313,856 shares
outstanding at July 31, 2006 and 2005, respectively
Additional paid in capital	2,425,701	2,425,701
Retained earnings	(2,549,102)	(2,528,293)
Total Stockholders' Equity (Deficiency)	(119,087)	(98,278)

Total Liabilities and Stockholders' Equity (Deficiency)	$20	$20

SFG FINANCIAL CORPORATION
STATEMENTS OF INCOME AND EXPENSES
FOR THE SIX MONTHS ENDED JULY 31

	2006	2005
Revenue:
Sales	$-	$-

Operating Expenses
Filing fees	-	-
Office expenses	780	594
Professional fees	7,000	-
Stock transfer fees	-	-
Travel	-	15
Total Operating Expenses	7,780	609

Income (Loss) From Operations	(7,780)	(609)

Provision for Taxes
New York State corporate taxes	155	155

Net Income (Loss)	$(7,935)	$(764)

Earnings Per Share	$(0.002)	$(0.000)

Weighted Average of Number of Common Shares Outstanding	4,313,856	4,313,856

SFG FINANCIAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

			CAPITAL
	COMMON STOCK		IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at January 31, 2005	4,313,856	$4,314	$2,425,701	$(2,527,529)

Net Income (Loss) for the six months ended July 31, 2005		-	-	(764)

Balance at July 31, 2005	4,313,856	4,314	2,425,701	(2,528,293)

Net Income (Loss) for the six months ended January 31, 2006	-	-	-	(12,874)

Balance at January 31, 2006	4,313,856	4,314	2,425,701	(2,541,167)

Net Income (Loss) for the six months ended July 31, 2006				(7,935)

Balance at July 31, 2006	4,313,856	$4,314	$2,425,701	$(2,549,102)

SFG FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31

	2006	2005
Cash flow from operating activities:
Net income (loss)	$(7,935)	$(764)
Adjustments to reconcile net income to net cash provided
by operating activities:
Changes in assets and liabilities:
Increase (decrease) accounts payable	7,155	-
Increase (decrease) due to related parties	780	764
Increase (decrease) deferred taxes	-	-
Prior period adjustment	-	-
Net cash provided by operations	-	-

Cash flow from investing activities:
Purchase of fixed assets	-	-
Cash provided from (for) investing activities	-	-

Cash flow from financing activities:
Increase (decrease) in Common stock		-
Increase (decrease) in additional paid in capital	-	-
Cash flow provided from (for) financing activities	-	-

Net increase in cash and cash equivalent	-	-

Cash and cash equivalents at beginning of year	20	20

Cash and cash equivalents at end of year	$20	$20

Cash paid for interest and income taxes as follows:
Interest	$-	$-
Corporate income taxes paid	$-	$155

SFG FINANCIAL CORPORATION
NOTES TO COMPARATIVE FINANCIAL STATEMENTS

1. Significant accounting policies:

a.	Organization and Business Operations

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

Income taxes are accounted for by the asset/liability approach in accordance with FAS-109 (Accounting for Income Taxes). The provision for income taxes represents thetotal income taxes paid or payable for the current year. As of July 31. 2006 the Company did not have a deferred tax asset or liability.

2. Accounts payable and accrued expenses

Accounts payable and accrued expenses represent expenses that the Company has incurred to remain as an active shell and seek out possible business partners for a merger.

3.	Related party transactions

The Company does not maintain a bank account. The payables of the Company are being paid by some of the stockholders. The amounts paid by the by these stockholders on behalf of the company are represented on the Balance sheet as Due to related parties. As of July 31, 2006 and 2005 the total due to related parties was $21,672 and $12,018, respectively. Interest on these loans has not been accrued.

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