Form 10QSB
period 2005-10-31
SFG FINANCIAL CORP
filed 2007-01-23
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

SFG FINANCIAL CORPORATION

COMPARATIVE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDING OCTOBER 31, 2006 and 2005

SFG FINANCIAL CORPORTATION

THOMAS BAUMAN
CERTIFIED PUBLIC ACCOUNTANT
4 SCHAEFFER STREET
HUNTINGTON STATION, NY 11746
Telephone (631) 427-4789 Fax (631) 424-3649

To the Board of Directors and Stockholders
SFG Financial Corporation
Garden City, New York
ACCOUNTANT’S REVIEW REPORT

I have reviewed the Balance Sheet of SFG Financial Corporation (A Development Stage Company) as of October 31, 2006 and 2005 and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of SFG Financial Corporation.

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

/s/ Thomas Bauman
Thomas Bauman, C.P.A.
December 15, 2006

SFG FINANCIAL CORPORATION
BALANCE SHEETS
AS OF OCTOBER 31,

	2006	2005
ASSETS
Current Assets
Cash on hand	$9,606	$20

Total Assets	9,606	20

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable and accrued expenses	68,076	86,280
Deposit payable	71,971	-
Due to related parties	22,244	12,202
Total Liabilities	162,291	98,482

Stockholders' Equity (Deficiency)
Common stock; $.001 par value 100,000,000 shares authorized;	5,514	4,314
5,513,856 and 4,313,856 shares issued; 5,513,856 and 4,313,856 shares outstanding at October 31, 2006 and 2005, respectively
Additional paid in capital	2,502,351	2,425,701
Retained earnings	(2,660,550)	(2,528,477)
Total Stockholders' Equity (Deficiency)	(152,685)	(98,462)

Total Liabilities and Stockholders' Equity (Deficiency)	$9,606	$20

SFG FINANCIAL CORPORATION
STATEMENTS OF INCOME AND EXPENSES
FOR THE NINE MONTHS ENDED OCTOBER 31

	2006	2005
Revenue:
Forgiveness of debt	$8,050	$-

Operating Expenses
Filing and stock transfer fees	2,035	-
Interest expense	4
Office expenses	1,434	778
Penalties & interest	108	-
Professional fees	123,701	-
Travel	-	15
Total Operating Expenses	127,282	793

Income (Loss) From Operations	(119,232)	(793)

Provision for Taxes
New York State corporate taxes	151	155

Net Income (Loss)	$(119,383)	$(948)

Earnings Per Share	$(0.026)	$(0.000)

Weighted Average of Number of Common Shares Outstanding	4,580,523	4,313,856

SFG FINANCIAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

			CAPITAL
	COMMON STOCK		IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at January 31, 2005	4,313,856	$4,314	$2,425,701	$(2,527,529)

Net Income (Loss) for the nine months
ended October 31, 2005				(948)

Balance at October 31, 2005	4,313,856	4,314	2,425,701	(2,528,477)

Net Income (Loss) for the three months
November 1, 2005 to January 31, 2006				(12,690)

Balance at January 31, 2006	4,313,856	4,314	2,425,701	(2,541,167)

Shares issued for services	1,150,000	1,150	73,600
Shares issued to extinguish debt	50,000	50	3,050
Net Income (Loss) for the nine months
ended October 31, 2006				(119,383)

Balance at October 31, 2006	5,513,856	$5,514	$2,502,351	$(2,660,550)

SFG FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31

	2006	2005
Cash flow from operating activities:
Net income (loss)	$(119,383)	$(948)
Adjustments to reconcile net income to net cash provided
by operating activities:
Changes in assets and liabilities:
Increase (decrease) accounts payable	(22,204)	-
Increase (decrease) due to related parties	1,352	948
Increase (decrease) deposit payable	71,971	-
Net cash provided by operations	(68,264)	-

Cash flow from investing activities:
Purchase of fixed assets	-	-
Cash provided from (for) investing activities	-	-

Cash flow from financing activities:
Increase (decrease) in Common stock	1,200	-
Increase (decrease) in additional paid in capital	76,650	-
Cash flow provided from (for) financing activities	77,850	-

Net increase in cash and cash equivalent	9,586	-

Cash and cash equivalents at beginning of year	20	20

Cash and cash equivalents at end of year	$9,606	$20

Cash paid for interest and income taxes as follows:
Interest	$-	$-
Corporate income taxes paid	$155	$155

SFG FINANCIAL CORPORATION
NOTES TO THE COMPARATIVE FINANCIAL STATEMENTS

1. Significant accounting policies:

a.	Organization and Business Operations

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

Income taxes are accounted for by the asset/liability approach in accordance with FAS-109 (Accounting for Income Taxes). The provision for income taxes represents the total income taxes paid or payable for the current year. As of October 31, 2006 the Company did not have a deferred tax asset or liability.

2. Accounts payable and accrued expenses

Accounts payable and accrued expenses represent expenses that the Company has incurred to remain as an active shell and seek out possible business partners for a merger.

3. Deposit payable

      As discussed in note 5, the Company is looking for a potential merger partner. The Company is currently in negotiation with an entity in the financial services industry to form a merged corporation. The transaction would be accounted for as a Type (B) Reorganization as defined in the IRC Code Section 368. Although the merged entity will remain SFG Financial Corporation, a majority of the authorized issued and outstanding Common Shares of the Company will be owned by the Merger Partner. In connection with these negotiations the Company has received a deposit to be used to pay certain expenses in connection with the merger. If the merger fails to close, this deposit will be refunded in cash and common stock. The initial deposit made in August 2006 was in the amount of $100,000. The balance of this deposit at October 31, 2006 is $74,916.

4. Related party transactions

The Company does not maintain a bank account. The payables of the Company are being paid by some of the stockholders. The amounts paid by these stockholders on behalf of the company are represented on the Balance sheet as Due to related parties. As of October 31, 2006 and 2005 the total due to related parties was $22,244 and $12,202, respectively. Interest on these loans has not been accrued.
Certain stockholders of the Company have received compensation, in the form of restricted common stock, for various consulting services provided. The amount of this compensation for the nine months ended October 31, 2006 and October 31, 2005 was $69,875 and $0, respectively.

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