Form 10KSB
period 2006-01-31
SFG FINANCIAL CORP
filed 2007-01-23
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

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

Issuer had revenues of $ -0- for the fiscal year ended January 31, 2006.

The aggregate market value of the voting stock held by non-affiliates, cannot be readily determined.

As of December 11, 2006, the Registrant had 5,513,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I

Item 1. Description of Business

Past Business Development

SFG Financial Corporation (the "Company"), formerly named SFG Corporation, was incorporated in Delaware on November 9, 1983. Since January 2002, the Company has conducted business as a corporate shell. The Company provides no products or services and has continued to seek a suitable merger or acquisition. We have no patents, trademarks, licenses, franchises, or concessions. We had no backlog of orders as of January 31, 2006.

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

We used offices at no cost.

Current Status-Summary

The Company is deficient in it filings with the U.S. Securities and Exchange Commission (“SEC”). The current goal of Management is to update the SEC flings, and we are in the process of completing necessary audits and reports, with the assistance of professionals, including accountants and lawyers.

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

We are also looking at venture capital opportunities and joint ventures, and similar transactions. We plan to keep investors and the market informed about Company developments by future press releases and other communications, which we hope to start in 2007.

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

The following table reflects the high and low prices (in $ per share) for the Company's common stock, on a quarterly basis, for fiscal years ended January 31, 2005 and 2004 and 2006.

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

General Information.

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
Chief Executive Officer Principal Executive, Accounting and Financial Officer

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Shareholders,

SFG Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SFG Financial Corporation (the 'Company') maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Statements of Stockholders’ Equity (Deficiency) for the Years Ended January 31, 2006, 2005, 2004 and 2003

Statements of Cash Flows for the Years Ended January 31, 2006 and 2005

Notes to Comparitive Financial Statements

Item 8. Changes In and Disagreements with Accountants On Accounting And Financial Disclosure

None

ITEM 8a.Controls and Procedures

We do not believe there were any matters involving controls or procedures to report as of the period covered by this Report. However, we have performed, under the supervision and with the participation of the Company’s Management, including the CEO acting as CEO and CFO, a review of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Management concluded that the Company’s disclosure controls and procedures need to be improved, primarily by finding ways to assure that our reports to the SEC are filed on a current basis. The Company recognizes the need to improve controls, and while it does not currently have any material operations, if it were to commence or undertake material operations or transactions, it would be best to have instituted controls. Management believes it will do so in the near future. There have been no significant changes in the Company internal controls or in other factors that could significantly affect internal controls subsequent to year end.

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

Name	Age	Position
John A. Dugan	68	Chairman and Chief Executive Officer

Anthony S. Pintauro	79	Director

(b) Significant Employees	None
(c) Family Relationships	None
(d) Involvement in certain legal proceedings	None
(e) Audit committee/financial expert	None

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

Anthony S. Pintauro

Mr. Pintauro has been a Director of our Company since April, 1989. He is a retired computer leasing executive having served as a National Account Manager with International Business Machines Corporation (IBM) from 1960 to 1966. He later served as an executive with DPF Incorporated, then a New York Stock Exchange Company, as Vice President Marketing, Computer Leasing Division, from 1973 to 1980. Mr. Pintauro is a graduate of Manhattan College with a Bachelors Degree in Electrical Engineering.

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

Item 12. Certain Relationships and Related Transactions

For the fiscal year covered by this Report, there has not been any material transaction between the Company and any of its officers and/or Directors. From time to time, the Company may have debts due to certain related stockholders or officers, but we do not believe these are extra ordinary or material in nature.

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

Signature	Title	Date
/s/ John A. Dugan John A. Dugan /s/ Anthony Pintauro Anthony Pintauro	C.E.O. (principal executive officer)(principal accounting officer) /Director Director	January 23, 2007 January 23, 2007

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
`

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