Form 10QSB
period 2006-10-31
SFG FINANCIAL CORP
filed 2007-01-23
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

,

SFG FINANCIAL CORPORATION

Date: January 23, 2007	By:	/s/ John A. Dugan
John A. Dugan
Chairman/CEO (principal executive and financial officer)