Form 10KSB
period 2007-01-31
SFG FINANCIAL CORP
filed 2007-07-20
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

X	ANNUAL REPORT UNDER SECTION13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2007

COMMISSION FILE NUMBER 0-13635

SFG FINANCIAL CORPORATION
(Name of small business issuer in its charter)

Delaware	13-3208094
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

85 Amherst Street
Garden City, New York	11530
(Address of Principal executive offices)	Zip Code

Issuer’s telephone number (516) 327-0843

Securities registered under Section 12 (b) of the Exchange Act: None
Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.001

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB.   [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes [X] No [ ]

Issuer had revenues of $ -0- for the fiscal year ended January 31, 2007.

The aggregate market value of the voting common stock held by non-affiliates cannot be readily determined.
As of July 19, 2007, the Registrant had 5,513,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

PART I

Item1.	Description of Business

Overview

SFG Financial Corporation (the “Company”), formerly named SFG Corporation, was incorporated in Delaware on November 9, 1983.  Since January 2002, we have had no operations and our company is a corporate shell. We do not produce any products or services. We have no patents, trademarks, licenses, franchises, or concessions.

Since early 2002, we have sought to engage in a material corporate undertaking, including, but not limited to, selected mergers and acquisitions and have continued to seek a suitable merger partner.  Our plans since 2002, have been to enter into a business combination with an operating company in exchange for our securities.  Management anticipated seeking out such a company through solicitation and contact with persons and firms from various places and areas of business.  Our efforts are ongoing.

We have no employees except for our Chief Executive Officer, John Dugan. Since, 2001 Mr. Dugan has not received any compensation for his services as our Chief Executive Officer. In addition, Mr. Dugan has agreed to contribute his time without a requirement for future compensation for these efforts.

We are delinquent in our filings with the U. S. Securities and Exchange Commission (“SEC”).  The goal of management is to regain compliance with its filing requirements with the SEC.

Our current business plan is to complete a process of bringing the Company into compliance with state and federal filing requirements, and then take the steps necessary for the completion of a merger or acquisition transaction. However, we require additional capital to fund our business plans and to bring our company. We are focused on the need to arrange for a merger, acquisition or other form of business combination that will provide the Company with access to qualified management personnel and an operating business which is capable of generating revenue and income on an ongoing basis.  We may require more capital to undertake our plans and may restructure our Management with new members. There can be no assurance that we can accomplish the foregoing. We continue to modify plans and efforts to raise capital to help fund our plan of operations until we are able to fund our operations from our operations.

On March 6, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which our wholly- owned subsidiary will acquire COESfx Holdings, Inc. n/k/a XLFX, Inc. (“XLFX”). An amendment to the Merger Agreement was entered into on March 30, 2007.  XLFX is the operator of a proprietary electronic system used for foreign currency trading. Closing of the transaction is subject to approval of by XLFX’ shareholders.  As consideration for the transaction, shareholders of XLFX and certain parties affiliated with them will receive 94,486,144 shares of our common stock and rights to receive an additional 267,590,400 shares at such time as we have filed an Amendment to our Articles of Incorporation to authorize additional shares.  The Merger Agreement also provides for the appointment of certain individuals currently affiliate to XLFX to our Board of Directors.

Need for Capital and Risks

We are subject to many risks, most significant being the risk we may not continue as a business entity or achieve the necessary level of capital to operate and maintain any business on a long term basis.

Item 2.	Description of Property

The Company’s offices are located in 150 feet of space in Garden City, New York. This space is used without a lease and without cost to us.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders during the fourth quarter of our fiscal year.

PART  II

Item 5.	Market for Common Equity and Related Stockholder Matters

Our Common Stock trades on the Electronic Pink Sheets under the symbol SFGC.  The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for OTC securities in real time.

The approximate number of holders of our Common Stock on January 31, 2007 was 444.

The following table reflects the high and low prices (or our common stock on a quarterly basis for the fiscal years ended January 31, 2007, 2006 and 2005).

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Quarter ended	High	Low	High	Low	High	Low
April 30	0.10	0.10	0.15	0.14	0.12	0.12
July 31	0.10	0.06	0.14	0.08	0.15	0.12
October 31	0.07	0.06	0.10	0.08	0.14	0.13
January 31	0.07	0.05	0.10	0.10	0.14	0.14

The quotation shown may reflect inter-dealer prices, without mark-up, markdown or commissions and may not necessarily represent actual transactions.

We have not paid a cash dividend on its Common Stock and we do not contemplate paying any cash dividends on common stock in the near future.

Equity Securities Sold Without Registration

No securities of the Company were sold without registration during the period ended January 31, 2007

Item 6.	Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of SFG Financial Corporation., included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Plan of Operation

As of fiscal year ended January 31, 2007, we were focused upon continuing our Company as a viable entity and looking for merger and acquisition candidates. Our current plan, is focused on corporate governance considerations in completing the process of updating filings with both the SEC and the State of Delaware, and related efforts.  Management believes that our efforts to find an operating company with which a merger, acquisition or other form of business combination can be successfully completed will be significantly enhanced if we maintain a status as a fully compliant public company

On March 6, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which our wholly- owned subsidiary will acquire COESfx Holdings, Inc. n/k/a XLFX, Inc. (“XLFX”).  An amendment to the Merger Agreement was entered into on March 30, 2007.  XLFX is the operator of a proprietary electronic system used for foreign currency trading. Closing of the transaction is subject to approval of by XLFX’ shareholders.  As consideration for the transaction, shareholders of XLFX and certain parties affiliated with them will receive 94,486,144 shares of our common stock and rights to receive an additional 267,590,400 shares at such time as we have filed an Amendment to our Articles of Incorporation to authorize additional shares.  The Merger Agreement also provides for the appointment of certain individuals currently affiliate to XLFX to our Board of Directors. There can be no assurance that we will be able to successfully consummate this transaction.

Liquidity and Capital Resources

We have no revenues.

Payments to the Company’s independent registered accounting firm and other professionals to bring the Company in compliance with its SEC filing requirements have been funded by advances to the Company by XFLX, in contemplation of the consummation of the merger agreement with XFLX, Inc

We believe at least $35,000 is needed to continue for a period of approximately 12 months, not undertaking any material transaction, which would require even more funding.  We may undertake debt or equity financings to meet our operating and capital requirements. However, we cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms. If such financing is not available in sufficient amounts or on acceptable terms, our financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

Item 7.	Financial Statements

Financial statements appear at the end of this Report.

Item 8.	Changes In And Disagreements with Accountants On Accounting And Financial Disclosure.

None

Item 8A.	Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Management has concluded that the Company’s disclosure controls and procedures need to be improved significantly, primarily by finding ways to assure that our reports to the SEC are filed on a timely basis. While the Company does not currently have any material operations, if it were to commence or undertake material operations or transactions, the Company would need to take prompt action to institute such controls and procedures to ensure compliance.

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B	Other Information.

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with16(a) of the Exchange Act.

The following table sets forth the names and ages of all directors and executive officers of the Company and the positions in the Company held by them.

Name	Age	Position

John A. Dugan	68	Chairman and Chief Executive Officer

Anthony S. Pintauro	79	Director

John A. Dugan

Mr. Dugan has served in various positions with the Company since 1986, including Executive Vice President, Secretary and Treasurer. He became a Director in January 1988. In 1996, he was appointed Chairman and Chief Executive Officer. He was a Marketing Executive having worked at the Service Bureau Corporation .a former Division of the International Business Machines Corporation (IBM) from 1967 to 1969.He later joined DPF Incorporated, then a New York Stock Exchange Company, serving in various positions including Vice President Asset Management from 1973 to 1984. He is a graduate of the United States Naval Academy.

Anthony S. Pintauro

Mr. Pintauro has been a Director of our company since April 1989.He is a retired computer leasing executive having served as National Account Manager with International Business machines Corporation (IBM) from 1947 to 1966.He later served as an executive with DPF Incorporated, then a New York Stock Exchange Company, as Vice President Marketing, Computer Leasing Division from 1973 to 1980. Mr. Pintauro is a graduate of Manhattan College with a Bachelors Degree in Electrical Engineering.

(b) Significant Employees	None
(c) Family Relationships	None
(d) Involvement in certain legal proceedings	None
(e) Audit committee financial expert	None

Since we are a shell company and have no operating business activities, there are no committees of the Board of Directors.

We have not adopted a Code of Ethics because we have no operations, financial activities, or even material non-financial activities.

Compliance with section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. None of the required persons have filed any reports during the fiscal year ended January 31, 2007.

Item 10.	Executive Compensation

SUMMARY COMPENSATION TABLE

None of our officers received or accrued compensation during the fiscal years ending January 31, 2007, 2006 and 2005.

Outstanding Equity Awards at Fiscal Year-End Table.

No options were granted to our executive officers during the fiscal year ended January 31, 2007.

Director Compensation

Our directors did not receive any compensation for serving in their capacities as the Company’s directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

 The following table contains information as of January 31, 2007 as to the beneficial ownership of the Company’s Common Stock  by each person or entity who was the beneficial owner of more than 5% of the outstanding shares of that class, each person who is a director or officer of the Company and all persons as a group who are officers and directors of the Company and as to the percentage of outstanding shares held by them at January 31, 2007

Name and Address of	Shares	Percentage of Ownership (1)

John A. Dugan 85 Amherst Street Garden City, New York 11530	503,500	9.13%

Anthony S. Pintauro 18 Maunakea Street Sag Harbor, New York 11963	691,000	12.53%

Irv J. Fischer 6317 Via Primo Street Lake Worth, Florida 33467	400,000	7.25%

Nicholas Gugliuzza 527 Meadow Drive Buffalo, New York 14224	500,000	9.06%

All Directors and Officers	1,194,000	22.66%

(1)	Based upon 5,513,856 shares issued and outstanding as of January 31, 2007

Item 12.	Certain Relationships and Related Transactions

Since the beginning of the Company’s last fiscal year, there have been no transaction or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Item 13.	Exhibits

Number	Description

3.1	Articles of Incorporation *
3.2	Bylaws *
31.1	Certification by Chief Executive Officer and Principal Accounting Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act*
32.1
Certification by Chief Executive Officer and Principal Accounting Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code*

* Filed herewith

Item 14.	Principal Accountant Fees and Services

	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005

1.Audit Fees	$7,500	$7,500	$7,500
2 Audit Related Fees	None	None	None
3.Tax Fees	None	None	None

4.All Other Fees	None	None	None
5. No audit committee
6.None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SFG FINANCIAL CORPORATION

Date: July 20, 2007	By: /s/ John A. Dugan
John A. Dugan
Chairman, Chief Executive Officer and Principal Accounting Officer

SFG FINANCIAL CORPORATION

COMPARATIVE FINANCIAL STATEMENTS

FOR THE YEAR ENDING JANUARY 31, 2007 and 2006

SFG FINANCIAL CORPORTATION

CONTENTS

Page

Independent accountant’s report	F-1

Comparative financial statements:

Comparative balance sheets	F-2

Comparative statements of income and expenses	F-3

Comparative statements of stockholders equity (deficiency)	F-4

Comparative statements of cash flows	F-5

Notes to the comparative financial statements	F-6 - F-7

THOMAS BAUMAN
CERTIFIED PUBLIC ACCOUNTANT
4 SCHAEFFER STREET
HUNTINGTON STATION, NY 11746
Telephone (631) 427-4789     Fax (631) 424-3649

To the Board of Directors and Stockholders
SFG Financial Corporation
Garden City, New York

INDEPENDENT AUDITOR’S REPORT

I have audited the accompanying balance sheets of SFG Financial Corporation (A Development Stage Company) as of January 31, 2007 and 2006, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SFG Financial Corporation (A Development Stage Company) as of January 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has had limited operations and has not commenced planned principle operations.  The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Bauman, C.P.A.
July 13, 2007

SFG FINANCIAL CORPORATION
BALANCE SHEETS
AS OF JANUARY 31,

	2007	2006
ASSETS
Current Assets
Cash on hand	$20	$20
Total Current Assets	20	20

Total Assets	20	20

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable and accrued expenses	67,344	90,280
Due to related parties	22,869	20,892
Loan payable	76,216	-
Total Liabilities	166,429	111,172

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock; $.001 par value 100,000,000 shares authorized;
5,413,856 and 4,313,856 shares issued; 5,413,856 shares and
4,313,856 shares outstanding at January 31, 2007 and 2006, respectively	5,514	4,314
Additional paid in capital	2,502,351	2,425,701
Retained earnings	(2,674,274)	(2,541,167)
Total Stockholders' Equity (Deficiency)	(166,409)	(111,152)

Total Liabilities and Stockholders' Equity (Deficiency)	$20	$20

See accompanying notes to the financial statements

SFG FINANCIAL CORPORATION
STATEMENTS OF INCOME AND EXPENSES
FOR YEARS ENDED JANUARY 31,

	2007	2006
Revenue:
Sales	$-	$-

Operating Expenses
Consulting fees	69,875	408
Filing fees	7,260	1,060
Finance charges	210
Office expenses	2,503	12,000
Professional fees	52,221
Travel	350	15
Total Operating Expenses	132,419	13,483

Income (Loss) From Operations	(132,419)	(13,483)

Provision for Taxes
State corporate taxes	688	155

Net Income (Loss)	$(133,107)	$(13,638)

Earnings Per Share	$(0.027)	$(0.003)

Weighted Average of Number of Common Shares Outstanding	4,913,856	4,313,856

See accompanying notes to the financial statements

SFG FINANCIAL CORPORATION
STATEMENTS OF STOCKHOLDERS'  EQUITY (DEFICIENCY)

			CAPITAL
	COMMON STOCK		IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at January 31, 2002	4,268,856	$4,269	$2,402,408	$(2,487,405)

Shares issued for services	25,000	25	20,913	-
Net Income (Loss) for year ended January 31, 2003		$-	-	7,670

Balance at January 31, 2003	4,293,856	4,294	2,423,321	(2,479,735)

Net Income (Loss) for year ended January 31, 2004				(10,361)
Prior Period Adjustment				(16,150)

Balance at January 31, 2004	4,293,856	4,294	2,423,321	(2,506,246)

Net Income (Loss) for year ended January 31, 2005	-	-		(23,201)
Prior Period Adjustment	-	-		1,918
Restricted stock issued for services	20,000	20	2,380	-

Balance at January 31, 2005	4,313,856	4,314	2,425,701	(2,527,529)

Net Income (Loss) for year ended January 31, 2006	-	-		(13,638)

Balance at January 31, 2006	4,313,856	4,314	2,425,701	(2,541,167)

Net Income (Loss) for year ended January 31, 2007	-	-		(133,107)
Restricted stock issued for services	1,200,000	1,200	76,650	-

Balance at January 31, 2007	5,513,856	5,514	2,502,351	(2,674,274)

See accompanying notes to the financial statements

SFG FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS
AS OF JANUARY 31,

	2007	2006
Cash flow from operating activities:
Net income (loss)	$(133,107)	$(13,638)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(22,936)	4,000
Increase (decrease) in due to related parties	1,977	9,638
Increase (decrease) in loan payable	76,216	-

Net cash provided by operations	(77,850)	-

Cash flow from investing activities:
Purchase of fixed assets	-	-
Cash provided from (for) investing activities	-	-

Cash flow from financing activities:
Increase (decrease) in Common stock	1,200
Increase (decrease) in additional paid in capital	76,650	-
Cash flow provided from (for) financing activities	77,850	-

Net increase in cash and cash equivalent	-	-

Cash and cash equivalents at beginning of year	20	20

Cash and cash equivalents at end of year	$20	$20

Cash paid for interest and income taxes as follows:
Interest	$-	$-
Corporate income taxes paid	$590	$155

See accompanying notes to the financial statements

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

SFG FINANCIAL CORPORATION
NOTES TO THE COMPARATIVE FINANCIAL STATEMENTS

3.  Loan payable

As discussed in note 6, the Company is looking for a potential merger partner. The Company is currently in negotiation with an entity in the financial services industry to form a merged corporation.  The transaction would be accounted for as a Type (B) Reorganization as defined in the IRC Code Section 368. Although the merged entity will remain SFG Financial Corporation, a majority of the authorized issued and outstanding Common Shares of the Company will be owned by the Merger Partner.  In connection with these negotiations the Company has received a loan from an intermediary party to be used to pay certain expenses in connection with the merger. The balance of this loan will be converted into shares of 5,513,856 shares of SFG common stock before the merger. If the merger fails to occur, the loan will be repaid in cash and common stock. The initial deposit made in August 2006 was in the amount of $100,000. The balance of this deposit at January 31, 2007 is $76,216. The loan does not accrue interest.

4.  Related party transactions

The Company does not maintain a bank account. The payables of the Company are being paid by some of the stockholders. The amounts paid by these stockholders on behalf of the company are represented on the Balance sheet as Due to related parties. As of January 31, 2007 and 2006 the total due to related parties was $22,869 and $20,892 respectively. Interest on these loans has not been accrued.

Certain stockholders of the Company have received compensation, in the form of restricted common stock, for various consulting services provided. The amount of this compensation for the year ended January 31, 2007 and January 31, 2006 was $69,875 and $0 respectively.

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

6.  Subsequent event

The Company is currently negotiating a reverse merger with a company in the technology industry. When the merger is consummated the current shareholders of the Company will own 3% of the new company outstanding common stock. The merger partner company has a class of preferred stock which contains rights to acquire preferred stock in the newly merged company. If all rights are executed existing shareholders in the Company will own approximately 2.32% of the issued stock in the new company.