Form 10QSB
period 2007-04-30
SFG FINANCIAL CORP
filed 2007-08-03
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-13635
 (Commission file number)

SFG FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	13-320894
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

255 Executive Drive, Suite 408
Plainview, NY 11803
(Address of principal executive offices)

(516) 349-9100
(Issuer’s telephone number)

85 Amherst Street, Garden City, New York 11530
(Former name or former address, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 17, 2007 – 5,513,856 shares of common stock.

Transitional Small Business Disclosure Format (check one):    Yes [   ]   No [X]

SFG FINANCIAL CORPORATION
FORM 10-QSB
QUARTERLY PERIOD ENDED APRIL 30, 2006

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SFG FINANCIAL CORPORATION
BALANCE SHEETS
AS OF APRIL 30,

	2007	2006
ASSETS
Current Assets
Cash on hand	$20	$20
Total Current Assets	20	20

Total Assets	20	20

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable and accrued expenses	79,796	93,935
Loan payable	76,665	-
Due to related parties	23,185	21,094
Total Liabilities	179,646	115,029

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock; $.001 par value 100,000,000 shares authorized; 5,413,856 and 4,313,856 shares issued; 5,413,856 shares and 4,313,856 shares outstanding at April 30, 2007 and 2006, respectively	5,514	4,314
Additional paid in capital	2,502,351	2,425,701
Retained earnings	(2,687,491)	(2,545,024)
Total Stockholders' Equity (Deficiency)	(179,626)	(115,009)

Total Liabilities and Stockholders' Equity (Deficiency)	$20	$20

See accompanying notes to the financial statements

SFG FINANCIAL CORPORATION
STATEMENTS OF INCOME AND EXPENSES
FOR THE THREE MONTHS ENDED APRIL 30,

	2007	2006
Revenue:
Sales	$-	$-

Operating Expenses
Filing fees	1,900	-
Office expenses	317	202
Professional fees	11,000	3,500
Stock transfer fees	-	-
Travel	-	-
Total Operating Expenses	13,217	3,702

Income (Loss) From Operations	(13,217)	(3,702)

Provision for Taxes
New York State corporate taxes	-	155

Net Income (Loss)	$(13,217)	$(3,857)

Earnings Per Share	$(0.002)	$(0.001)

Weighted Average of Number of Common Shares Outstanding	5,513,856	4,313,856

See accompanying notes to the financial statements

SFG FINANCIAL CORPORATION
STATEMENTS OF STOCKHOLDERS'  EQUITY (DEFICIENCY)

	COMMON STOCK		CAPITAL IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at January 31, 2005	4,313,856	$4,314	$2,425,701	$(2,527,529)

Net Income (Loss) for the three months ended April 30, 2005				(429)

Balance at April 30, 2005	4,313,856	4,314	2,425,701	(2,527,958)

Net Income (Loss) for the nine months ended January 31, 2006				(13,209)

Balance at January 31, 2006	4,313,856	4,314	2,425,701	(2,541,167)

Net Income (Loss) for the three months ended April 30, 2006				(3,857)

Balance at April 30, 2006	4,313,856	$4,314	$2,425,701	$(2,545,024)

Net Income (Loss) for the nine months ended January 31, 2007				(129,250)
Restricted stock issued for services	1,200,000	1,200	76,650	-

Balance at January 31, 2007	5,513,856	5,514	2,502,351	(2,674,274)

Net Income (Loss) for the three months ended April 30, 2007				(13,217)

Balance at April 30, 2007	5,513,856	$5,514	$2,502,351	$(2,687,491)

See accompanying notes to the financial statements

SFG FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30,

	2007	2006
Cash flow from operating activities:
Net income (loss)	$(13,217)	$(3,857)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Increase (decrease) accounts payable	12,452	3,655
Increase (decrease) loan payable	449
Increase (decrease) due to related parties	316	202
Net cash provided by operations	-	-

Cash flow from investing activities:
Purchase of fixed assets	-	-
Cash provided from (for) investing activities	-	-

Cash flow from financing activities:
Increase (decrease) in Common stock		-
Increase (decrease) in additional paid in capital	-	-
Cash flow provided from (for) financing activities	-	-

Net increase in cash and cash equivalent	-	-

Cash and cash equivalents at beginning of year	20	20

Cash and cash equivalents at end of year	$20	$20

Cash paid for interest and income taxes as follows:
Interest	$-	$-
Corporate income taxes paid	$-	$-

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

Income taxes are accounted for by the asset/liability approach in accordance with FAS-109 (Accounting for Income Taxes). The provision for income taxes represents the total income taxes paid or payable for the current year.  As of April 30, 2007 the Company did not have a deferred tax asset or liability.

2.   Accounts payable and accrued expenses

 Accounts payable and accrued expenses represent expenses that the Company has incurred to remain as an active shell and seek out possible business partners for a merger.

SFG FINANCIAL CORPORATION
NOTES TO THE COMPARATIVE FINANCIAL STATEMENTS

3.   Loan payable

             As discussed in note 6, the Company is looking for a potential merger partner. The Company is currently in negotiation with an entity in the financial services industry to form a merged corporation.  The transaction would be accounted for as a Type (B) Reorganization as defined in the IRC Code Section 368. Although the merged entity will remain SFG Financial Corporation, a majority of the authorized issued and outstanding Common Shares of the Company will be owned by the Merger Partner.  In connection with these negotiations the Company has received a loan from an intermediary party to be used to pay certain expenses in connection with the merger. The balance of this loan will be converted into shares of 5,513,856 shares of SFG common stock before the merger. If the merger fails to occur, the loan will be repaid in cash and common stock. The initial loan made in August 2006 was in the amount of $100,000. The balance of this loan at April 30, 2007 is $76,665. The loan does not accrue interest.

4.   Related party transactions

The Company does not maintain a bank account. The payables of the Company are being paid by some of the stockholders.  The amounts paid by the by these stockholders on behalf of the company are represented on the Balance sheet as Due to related parties. As of April 30, 2007 and 2006 the total due to related parties was $23,185 and $21,094 respectively.  Interest on these loans has not been accrued.

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

6.   Subsequent events

The Company, as stated in Note 1, has remained in existence to seek out and attract business partners for possible merger. During the fiscal year ending January 31, 2007, such a partner was found.  The Company is currently in negotiation with an entity in the financial services industry to form a merged corporation.  The transaction would be accounted for as a Type (B) Reorganization as defined in the IRC Code Section 368.  Although the merged entity will remain SFG Financial Corporation, 97% of the authorized issued and outstanding Common Shares of the Company will be owned by the Merger Partner. It is expected that the merger will close in the second quarter of the fiscal year ended January 31, 2008.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Plan of Operation

During the period covered by this Report, the company entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of SFG Financial Corporation will acquire XLFX Inc. which is the operator of a proprietary electronic system utilized for foreign currency trading. It is anticipated that the transaction will be completed in the second quarter of the fiscal year.

Management is continuing its efforts to maintain its status a compliant public company.

We believe that the company will require a minimum of $1,000,000 in capital to successfully operate the new business. In the event that the company is unsuccessful with its merger plans a minimum of $35,000 will be required to operate for the next nine months.

Our plan is subject to many risks. No assurances of success can be given. We are subject to many risks.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis or Plan of Operation and other parts of this Report may contain “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company business, the Company strategies, projections, and anticipated trends in the Company and in any industry in which it operates. The words “believe”, “expect”, “anticipate”, “intends”, “forecast”, “project”, and similar expressions identify forward-looking statements These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company cautions these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. The Company disclaims any intent or obligations to update forward looking statements.

ITEM 3 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.

ITEM 2 – UNREGISTER SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

31.1	Certification of CEO, CFO Pursuant to 13a-14(a) or 15d-14(a) under the Exchange Act.

32.1	Certification of the CEO, CFO pursuant to 18 U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFG FINANCIAL CORPORATION

Dated: August 3, 2007	By:	/s/ BRUCE STEPHENS
Bruce Stephens
Chief Executive Officer
and Chief Financial Officer