Form 10KSB
period 2001-01-31
SFG FINANCIAL CORP
filed 2007-09-28
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

  X    ANNUAL REPORT UNDER SECTION13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR the fiscal year ended January 31, 2001

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-13635

SFG FINANCIAL CORPORATION
F/K/A   SFG CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	13-320894
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    X     No  __

Issuer’s revenues for the most recent fiscal year: $11,012.00

The aggregate market value of voting stock held by non-affiliates of the Registrant cannot be easily determined.

As of January 31, 2001, the Registrant had 4,026,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one) Yes__  No    X

PART I

Item 1.	Description of Business

SFG Financial Corporation (the “Company”) until August 4, 2000, known as SFG Corporation, was incorporated in Delaware on November 9, 1983.  SFG Financial Corporation operates as a holding company. Stratford Financial Corp (SFC) is a wholly owned subsidiary of SFG Financial Corporation. Empire Asset Management Corp. is a wholly owned subsidiary of Stratford Financial Corp.

SFC is an independent third party lessor specializing in computer and general equipment leasing. Through its wholly owned subsidiary, Empire Asset Management Corp (EAMC), it offers leases on selected IBM computer peripheral equipment. EAMC also seeks to earn fees through the brokerage of lease and finance transactions.

The Company provides no products or services and has continued to seek a suitable merger partner.

On November 15th of 2000, it acquired for 500,000 shares of common stock Franchise Consultants Group Inc., of Buffalo, New York, a start up business that provides clients with assistance in identifying potential franchising opportunities and helps them in completing the franchise application process as well as providing them with the requisite financing.

The Company has no patents, trademarks, licenses, franchises, or concessions. The Company had no backlog of orders as of January 31, 2001.

The Company employs one person on a full time basis. The Company considers its relations with its employee to be good. The employee is not represented by a collective bargaining agreement or other obligations.

Item 2.	Description of Property

The Company’s offices consist of 150 feet of space and are located in Garden City, New York. This space is available without a lease and without cost to the company.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders during the fiscal year ending January 31, 2001.

PART   II

Item 5.	Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the Electronic Pink Sheets under symbol SFGC, The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for OTC securities in real time.

The approximate number of holders of the Company’s common Stock at January 31, 2001 was 405.

The following table reflects the high and low prices on a quarterly basis for the fiscal years ended 2001 and 2000.

	Fiscal 2001		Fiscal 2000
Quarter ended	High	Low	High	Low
April 30	0.06	0.06	0.88	0.25
July 31	1.03	0.50	0.38	0.38
October 31	0.50	0.50	0.51	0.06
January 31	1.25	0.50	0.06	0.06

The quotation shown may reflect inter-dealer prices, without mark-up, markdown and may not represent actual transactions.

Registrant has not paid a cash dividend on its Common Stock and does not contemplate paying any cash dividends on its common stock in the near future.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Forward –Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of SFG Financial Corporation, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Plan of Operation

Fiscal 2001 Compared to Fiscal 2000

Revenues decreased to $11,012.00 in fiscal 2001 from $211,535.00 in fiscal 2000. The decrease in revenues can be attributed to our inability to develop the new sources of debt and equity necessary for originating operating and finance leases as well as the continued erosion in the value of the revenues that could be generated by remarketing, lease extensions or equipment sales from our existing portfolio. The Company does not have the resources to compete in an increasingly competitive marketplace and is dependent on business from one large client.

Liquidity and Capital Resources

The financial position of the company remained tenuous during the fiscal year. Management has struggled to operate with limited resources as it attempted to identify a potential merger partner either in its current business or in another field.

The Company does not expect its financial position to improve unless it is able to identify and complete a merger with a more substantial entity. We believe at least $30,000 is needed to continue for a period of approximately for a period of 12 months. It has not been determined if additional funding will be required for the franchise business related activities.

There can be no assurance that the Company will be able to improve its financial position even if the above stated objective is met.

Item 7.	Financial Statements

Financial Statements appear at the end of this report.

Item 8.	Changes In and Disagreements with Accountants And Financial Disclosure

None

Item 8A.	Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are ineffective to insure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:  (1) accumulated and communicated to our management, including our chief executive officer and chief financial, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed summarized and reported within the time periods specified in the Commission’s rules and forms.  Management has concluded that the Company’s disclosure controls and procedures need to be improved significantly, primarily by finding ways to assure that our reports to the SEC are filed on a timely basis. While the Company does not currently have any material operations, if it were to commence or undertake material operations or transactions, the Company would need to take prompt action to institute such controls and procedures to insure compliance.

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act

The following table sets forth the names and ages of all directors and executive officers of the Company and the positions in the Company held by them.

Name	Age	Position
Bruce Stephens	58	Chief Executive Officer and Secretary
Michael Frey	55	Director
John A. Dugan	68	Director

Bruce Stephens was appointed as Chief Executive Officer and Secretary of SFG upon the closing of the Merger.  Mr. Stephens has, for more than the past five years, been acting as a consultant in the areas of electronic order entry and execution trading systems for early stage hedge funds, traders and others.

Michael Frey was Chief Executive Officer, Chairman and a Director of COESfx from its formation until his resignation upon the closing of the Merger, at which time he was appointed a Director of SFG. Mr. Frey was the founder and President of A.J. Michaels & Company from1987 to1998. Mr. Frey also founded two securities clearing firms and was the founder of the S.O.E.S Training Center, a learning facility specializing in the formal application of the NASDAQ Small Order Execution System (S.O.E.S).

John A. Dugan has served in various positions with SFG since 1986, including Executive Vice President, Secretary and Treasurer. He became a Director in January 1988. In 1996, he was appointed Chairman and Chief Executive Officer and he resigned such positions upon the closing of the Merger. He was a marketing executive having worked at the Service Bureau Corporation, a former Division of the IBM Corporation, from 1967 to 1969. He later joined DPF Incorporated, then a New York Stock Exchange Company, serving in various positions including Vice President Asset Management, from 1970 to 1984. Mr. Dugan graduated from the United States Naval Academy.

(b) Significant Employees	None
(c) Family Relationships	None
(d) Involvement in certain legal proceedings	None
(e) Audit committee financial expert	None

Item 10.	Executive Compensation

Summary Compensation Table

The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Bruce Stephens	2001	$13,100						NA	$13,100
CEO	2000	$53,621						NA	$53,621

On June 28, 1993 the Board of Directors approved the Company’s Stock Option Plan which covers 2,500,000 shares of the Company’s Common Stock. No shares have been exercised under this plan since its inception and no options are outstanding. This plan will expire in June 2003 and will not be renewed. There are no other forms of compensation outstanding.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table contains information as of January 31, 2001 as to the beneficial ownership of the Company’s Common Stock (the only class Outstanding) by each person or entity who was the beneficial owner of more than 5% of the outstanding shares of that class, each person who is a director or officer of the Company and all persons as a group who are officers and directors of the Company and as to the percentage of outstanding shares held by them at January 31, 2001

Name and Address of	Shares	Percentage of Ownership (1)

Sol Dorfberger	270,000	6.70%
2323 Quentin Road
Brooklyn, New York 11220

Bruce Stephens	253,500	6.29%
85 Amherst Street
Garden City, New York 11530

Anthony S. Pintauro	477,125	11.85%
18 Maunekea Street
Sag Harbor, New York 11963

Laurence D. Levin	253,500	6.29%
1621 Covington Road
Yardley, PA 19067-0962

Nicholas Gugliuzza	500,000	11.71%
527 Meadow Drive
Buffalo, New York 14224-1517

All Directors and Officers	730,625	18.44%

(1) Shares shown in this table are owned of record and/or beneficially.
(2) No options, warrants, rights, conversion privileges or similar obligations exist.

Item 12.	Certain Relationships and Related Transactions

None

Item 13.	Exhibits

Number	Description

31.1	Certification by Chief Executive Officer and Principal Accounting Officer, required by Rule 13a-14(a) nor Rule 15d-14(a) of the Exchange Act*

32.1	Certification by Chief Executive Officer and Principal Accounting Officer, required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code *

* Filed herewith

Item 14.	Principal Accountant Fees and Services

	Fiscal Year 2000	Fiscal Year 2001

1. Audit Fees	$3,750	$3,750
2. Audit Related Fees	None	None
3. Tax Fees	None	None
4. All Other Fees	None	None
5. No audit committee
6. None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SFG FINANCIAL CORPORATION

By:	/s/ Bruce Stephens
Name:	Bruce Stephens
Title:	Chairman and Chief Executive Officer and Principal Accounting Officer

Dated: September 28, 2007

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

By:	/s/ Bruce Stephens
Name:	Bruce Stephens
Title:	Chief Executive Officer and Secretary

By:	/s/ Michael Frey
Name:	Michael Frey
Title:	Director

By:	/s/ Ralph Balzano
Name:	Ralph Balzano
Title:	Director

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
GARDEN CITY, NEW YORK

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2001 AND 2000

SFG FINANCIAL CORPORATION AND SUBSIDIARIES

CONTENTS

Page

Independent auditor’s report	F-2 – F-3

Financial statements:

Consolidated balance sheets	F-4

Consolidated statements of operations	F-5

Consolidated statements of shareholders’ equity (deficiency)	F-6

Consolidated statements of cash flows	F-7

Notes to consolidated financial statements	F-8 – F-11

ACCOUNTING SERVICES	TAX CONSULTANTS

Michael Masters & Co.
CERTIFIED PUBLIC ACCOUNTANTS
175 MEMORIAL HIGHWAY, SUITE 2-10
NEW ROCHELLE, NEW YORK 10801

(914) 632-1695      FAX(914) 632-2142

MICHAEL MASTERS, C.P.A.	ASSOCIATE
KENNETH PALMASANO, C.P.A.	MARK RINGEL, C.P.A

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
SGF Financial Corporation and Subsidiaries
Garden City, New York

We have audited the consolidated balance sheet of SFG Financial Corporation and Subsidiaries as of January 31, 2001, and the related Statements of Operations, Shareholders’ Deficiency and Cash Flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SFG Corporation and Subsidiaries as of January 31, 2000, were audited by other auditors whose report dated March 8, 2000 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern discussed in Note #9 to the financial statements.

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

In our opinion, the January 31, 2001 financial statements referred to above present fairly, in all material respects, the financial position of SFG Financial Corporation and Subsidiaries as of January 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles

ACCOUNTING SERVICES	TAX CONSULTANTS

Michael Masters & Co.
CERTIFIED PUBLIC ACCOUNTANTS
175 MEMORIAL HIGHWAY, SUITE 2-10
NEW ROCHELLE, NEW YORK 10801

(914) 632-1695      FAX(914) 632-2142

MICHAEL MASTERS, C.P.A.	ASSOCIATE
KENNETH PALMASANO, C.P.A.	MARK RINGEL, C.P.A

The accompanying financial statements have been prepared assuming that the Company will Continue as a going concern- As discussed in Note #9 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note #9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael Masters & Co.

Michael Masters & Co.
Certified Public Accountants
New Rochelle, New York
April 22, 2002

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31,

	2001	2000
ASSETS
Current Assets
Cash on hand	$10,192	$41,173
Total Current Assets	10,192	41,173

Total Assets	10,192	41,173

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable and accrued expenses	112,095	111,791
Due to officers	845	2,711
Sales tax payable	221,692	221,943
Total Liabilities	334,632	336,445

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock; $.001 par value 100,000,000 shares authorized; 4,026,856 and 3,226,856 shares issued and outstanding at January 31, 2001 and 2000, respectively	4,027	3,227
Additional paid in capital	2,281,650	2,062,167
Retained earnings	(2,610,117)	(2,360,666)
Total Stockholders' Equity (Deficiency)	(324,440)	(295,272)

Total Liabilities and Stockholders' Equity (Deficiency)	$10,192	$41,173

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED JANUARY 31,

	2001	2000
Revenue:
Rental income	$11,512	$121,918
Residual income	-	75,423
Sale of equipment	-	14,194
Loss on investment	(500)	-

Total Revenues	11,012	211,535

Operating Expenses
Professional fees	51,462	2,530
Administrative expenses	39,046	57,380
Salaries	13,100	53,621
Interest	-	25,806
Leasing Expenses	-	6,584
Rent	-	1,950
Consulting fees	156,700	134,400
Total Operating Expenses	260,308	282,271

Income (Loss) From Operations	(249,296)	(70,736)

Provision for Taxes
New York State corporate taxes	155	853

Net Income (Loss)	$(249,451)	$(71,589)

Earnings Per Share	$(0.07)	$(0.02)

Weighted Average of Number of Common Shares Outstanding	3,411,856	2,942,899

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

	COMMON STOCK		CAPITAL IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at February 1. 1999	2,855,856	$2,856	$1,693,450	$(2,289,077)

Shares issued for services	100,000	100	99,900	-
Shares issued to retire debt	271,000	271	268,817
Net Income (Loss) for year ended January 31, 2000		-	-	(71,589)

Balance at January 31, 2000	3,226,856	3,227	2,062,167	(2,360,666)

Shares issued for services	85,000	85	29,698	-
Prior Period Adjustment	150,000	150	124,850	-
Shares issued as return on investment	65,000	65	64,935	-
Shares issued for investment	500,000	500	-	-
Net Income (Loss) for year ended January 31, 2001	-	-	-	(249,451)

Balance at January 31, 2001	4,026,856	$4,027	$2,281,650	$(2,610,117)

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF JANUARY 31,

	2001	2000
Cash flow from operating activities:
Net income (loss)	$(249,451)	$(71,589)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of assets		(13,399)
Common stock issued fro services	95,283	100,000

Changes in assets and liabilities:
Increase (decrease) in Assets:
Due from officers	-	560
(Increase) decrease in Liabilities:
Accounts payable and accrued expenses	304	14,545
Advance rentals	-	(9,174)
Due to officers	(1,866)	(276)
Sales tax payable	(251)	(63)
Net cash provided by operations	(155,981)	20,604

Cash flow from investing activities:
Proceeds from sale of fixed assets	-	13,399
Cash provided from (for) investing activities	-	13,399

Cash flow from financing activities:
Payments of long term debt		(2,063)
Sale of common stock	125,000	-
Cash flow provided from (for) financing activities	125,000	(2,063)

Net increase in cash and cash equivalent	(30,981)	31,940

Cash and cash equivalents at beginning of year	41,173	9,233

Cash and cash equivalents at end of year	$10,192	$41,173

The accompanying notes are an integral part of the financial statements.

1.  Organization and significant accounting policies:

Summary of accounting policies
This summary of accounting policies of SFG Financial Corporation and Subsidiaries (the Company) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of consolidation
The consolidated financial statements include the accounts of SFG Financial Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Leasing arrangements
The Company’s leasing operations consist of operating leases of computers and peripheral equipment. The Company recognizes rental income, as earned, over the lives of the leases.

Asset sales and remarketing agreements
In prior years, the Company acquired equipment and the related leases thereon and immediately or shortly after acquisition, sold them for their tax benefits to third party investors. Concurrent with the sales, the Company entered into remarketing agreements with the investors whereby it agreed to use its best efforts to remarket the equipment on behalf of the investors at the end of the original lease terms. As payment for these services the Company receives a portion of the future amounts received from the remarketing of the equipment. These revenues are recorded as residual income when collected. No residual income was collected in the year ended January 31, 2001.

Equipment under operating leases and furniture and equipment
Equipment under operating leases and furniture and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

	January 31,
	2001	2000
Equipment under operating leases	$335,907	$335,907
Furniture and equipment	1,655	1,655
	337,562	337,562
Accumulated depreciation	337,562	337,562
Net	$0	$0

Net income (loss) per common share
Net Income (loss) per Common Share is computed using the weighted average number of common shares outstanding each period.

Cash and cash equivalents
For purposes of reporting the statements of cash flows, cash and cash equivalents include money market accounts and all highly liquid debt instruments purchased with maturity of three months or less.

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

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

2.  Note payable
Note payable beneficially to a director and shareholder at January 31, 1999 was $271,151. The note was dated October 29, 1996 in the original amount of $275,000 with 9.55% interest payable in 360 monthly installments and principal and interest of $2,322. On January 31, 2000, the note paid in full exchange for 271,000 shares of common stock. The balance of the note prior to exchange for common stock was $269,088.

3.  Related party transactions

Lease
The Company leases office space on a month-to-month basis from an officer of the Company. The Company paid no rent for the year ended January 31, 2001 and paid 41,950 for the year ended January 31, 2000.

Consulting Agreements
The Company paid $156,700 and $134,00 during the years ended January 31, 2001 and 2000, respectively, to a material interested parties, officers, directors or advisors to the officers and directors for consulting and other fees.

Note payable
As discussed in note #2 a director and shareholder loaned $275,000 to the Company in 1996. This note was paid by an exchange of stock on January 31, 2000. Interest expense incurred on this note was $25,806 for the year ended January 31, 2000.

Due from/to officers
Balances represent non-interest bearing advances to/from officers and directors that have no specific repayment terms.

4.  Major customers
The Company was leasing to one customer. The lease expired in calendar 2000.

5.  Income taxes
The company files a consolidated tax return. Tax expense is allocated to the subsidiaries based on their portion of taxable income to consolidated taxable income.

At January 31, 2001 the Company had net operating loss carryforwards of approximately $2,650,000 that expire January 31, 2010 and 2021.

6.   Stock based compensation
The Company has a stock option plan for employees and others who render services to the Company or its subsidiaries. Under the Plan the Company may grant options for up to 2,500,000 shares of common stock. The exercise price of each option will be fixed by the Board of Directors but shall not be less than the fair market value per share for the Company’s stock on the date of the grant. The Board shall determine the term of the options; however, options to 10% or more shareholders shall not be exercisable more than five years after the date of granting the option.

As of January 31, 2001 and 2000 there were no options granted.

7.  Common stock transactions
In the year ended January 31, 2001 The Company sold 150,000 shares to an outside investor and issued 65,000 shares to pay off a previous investment. These transactions were intended for the purpose of preserving capital or providing additional capital needed.

8.  Loss on investment
On November 15, 2000 the Company entered into an agreement with Franchise Consultants Group, Inc. (FCG) in which SFG would exchange 500,000 shares of common stock for 100% of FCG stock. The merging of the two companies was intended to provide FCG with the capital needed to make acquisitions of companies that were potential franchise candidates. By January 31, 2001, Management had decided that the arrangement was not viable. Therefore, the agreement between the two companies was terminated, and the amount of the investment was written off as a loss. The loss was computed based on the 500,000 shares at the stated price par value of $0.001 per share.

9.  Going concern
These financial statements are presented on the basis that the Company is a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show recurring losses from operations and that liabilities exceed assets by $324,000 and $295,272 at January 31, 2001 and 2000 respectively.  The operating leases of the Company terminated in 2000.  The Company has elected to implement a business plan that has allowed it to continue operations while identifying a merger partner. There are no assurances that a merger will be completed.