Form 10QSB
period 2001-04-30
SFG FINANCIAL CORP
filed 2007-09-28
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

/  /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-13635

SFG FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	13-320894
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

255 Executive Drive, Suite 408
Plainview, NY 11803
(Address of principal executive offices)

(516-349-9100)
(Issuer’s telephone number)

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

As of April 30, 2001, the Registrant had 4,268,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format     Yes [  ] No [X]

SFG FINANCIAL CORPORATION
FORM 10-QSB
QUARTERLY PERIOD ENDED APRIL 30, 2001

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,

	2001	2000
ASSETS
Current Assets
Cash on hand	$10,202	$13,582
Total Current Assets	10,202	13,582

Total Assets	10,202	13,582

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable and accrued expenses	115,829	120,030
Due to officers	845	2,049
Sales tax payable	221,692	221,942
Total Liabilities	338,366	344,021

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock; $.001 par value 100,000,000 shares authorized; 4,079,356 and 3,226,856 shares issued and outstanding at April 30, 2001 and 2000, respectively	4,080	3,227
Additional paid in capital	2,307,847	2,062,167
Retained earnings	(2,640,091)	(2,395,833)
Total Stockholders' Equity (Deficiency)	(328,164)	(330,439)

Total Liabilities and Stockholders' Equity (Deficiency)	$10,202	$13,582

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30,

	2001	2000
Revenue:
Rental income	$-	$2,766

Total Revenues	-	2,766

Operating Expenses
Professional fees	3,569	26,660
Administrative expenses	26,250	5,273
Salaries	-	6,000
Total Operating Expenses	29,819	37,933

Income (Loss) From Operations	(29,819)	(35,167)

Provision for Taxes
New York State corporate taxes	155	-

Net Income (Loss)	$(29,974)	$(35,167)

Earnings Per Share	$(0.01)	$(0.01)

Weighted Average of Number of Common Shares Outstanding	4,053,106	3,226,856

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30,

	2001	2000
Cash flow from operating activities:
Net income (loss)	$(29,974)	$(35,167)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued fro services	26,250

Changes in assets and liabilities:
Increase (decrease) in Assets:
(Increase) decrease in Liabilities:
Accounts payable and accrued expenses	3,734	8,238
Due to officers	-	(662)
Net cash provided by operations	10	(27,591)

Cash flow from investing activities:
Proceeds from sale of fixed assets	-	-
Cash provided from (for) investing activities	-	-

Cash flow from financing activities:
Cash flow provided from (for) financing activities	-	-

Net increase in cash and cash equivalent	10	(27,591)

Cash and cash equivalents at beginning of year	10,192	41,173

Cash and cash equivalents at end of year	$10,202	$13,582

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000

	COMMON STOCK		CAPITAL IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at January 31, 2000	3,226,856	$3,227	$2,062,167	$(2,360,666)

Net Income (Loss) for the three months ended April 30, 2000		-	-	(35,167)

Balance at April 30, 2000	3,226,856	3,227	2,062,167	(2,395,833)

Shares issued for services	85,000	85	29,698	-
Prior Period Adjustment	150,000	150	124,850	-
Shares issued as return on investment	65,000	65	64,935	-
Shares issued for investment	500,000	500	-	-
Net Income (Loss) for the nine months ended January 31, 2001				(214,284)

Balance at January 31, 2001	4,026,856	4,027	2,281,650	(2,610,117)

Shares issued for services	52,500	53	26,197	-
Net Income (Loss) for the three months ended April 30, 2001		-	-	(29,974)

Balance at April 30, 2001	4,079,356	$4,080	$2,307,847	$(2,640,091)

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2001 and 2000

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

	April 30,
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

Lease
The Company leases office space on a month-to-month basis from an officer of the Company. The Company paid no rent for the three months ended April 30, 2001 or for the three months ended April 30, 2000.

Due from/to officers
Balances represent non-interest bearing advances to/from officers and directors that have no specific repayment terms.

3.	Income taxes
The company files a consolidated tax return. Tax expense is allocated to the subsidiaries based on their portion of taxable income to consolidated taxable income.

At April 30, 2001 the Company had net operating loss carryforwards of approximately $2,650,000 that expire January 31, 2010 and 2021.

4.	Stock based compensation
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

As of April 30, 2001 and 2000 there were no options granted.

5.	Common stock transactions
In the three months ended April 30, 2001 The Company issued 52,500 shares for services rendered during the period.

6.	Loss on investment
On November 15, 2000 the Company entered into an agreement with Franchise Consultants group, Inc (FCG) in which SFG would exchange 500,000 shares of common stock for 100% of FCG stock. The merging of the two companies was intended to provide FCG with the capital needed to make acquisitions of companies that were potential franchise candidates. By January 31, 2001 Management had decided that the arrangement was not viable. Therefore, the agreement between the two companies was terminated, and the amount of the investment was written off as a loss. The loss was computed based on the 500,000 shares at the stated price par value of $.001 per share.

7.	Going concern
These financial statements are presented on the basis that the Company is a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show recurring losses from operations and that liabilities exceed assets by $328,174 and $330,439 at April 30, 2001 and 2000, respectively. The Company has elected to implement a business plan that has allowed it to continue operations while identifying a merger partner. There can be no assurance that a merger will be completed.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Plan of Operation

During the period covered by this Report, we had no revenues as compared to revenues of $2,766 for the quarter ended April 30, 2000.

Management is continuing its efforts to maintain its status as a fully compliant public company. The lack of working capital has made it difficult to complete our audits and filings in a timely manner. Management estimates that it will need a minimum of $25,000 to operate for the next nine months.

Our business plan is subject to many risks. No assurances can be given that we will be able to execute upon our business plan.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis or Plan of Operation and other parts of this Report may contain “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including   statements regarding, among other items, the Company business, the Company strategies, projections, and anticipated trends in the Company and in any industry in which it operates. The words “believe”, “expect”, “anticipate”, “intends”, “forecast”, “project”, and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company cautions these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. The Company disclaims any intent or obligations to update forward looking statements.

ITEM 3 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures need to be improved significantly to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Not Applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OFPROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 - OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS

31.1	Certification of CEO, CFO Pursuant to 13a-14(a) or 15d-14(a) under the Exchange Act.

32.1	Certification of the CEO, CFO pursuant to 18 U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFG FINANCIAL CORPORATION

Dated: September 28, 2007	By:	/s/ Bruce Stephens
Bruce Stephens
Chief Executive Officer and Principal Accounting Officer