Form 10QSB
period 2001-07-31
SFG FINANCIAL CORP
filed 2007-09-28
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

/   /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____to_____
Commission file number 000-13635

SFG FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	13-320894
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

255 Executive Drive, Suite 408
Plainview, NY 11803
(Address of principal executive offices)

(516) 349-9100
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing reports for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes [X] No [ ]

As of July 31, 2001, the Registrant had 4,268,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [X]

SFG FINANCIAL CORPORATION
FORM 10-QSB
QUARTERLY PERIOD ENDED JULY 31, 2001

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31,

	2001	2000
ASSETS
Current Assets
Cash on hand	$10,192	$38,373
Total Current Assets	10,192	38,373

Total Assets	10,192	38,373

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable and accrued expenses	119,193	113,784
Due to officers	845	2,049
Sales tax payable	221,787	221,787
Total Liabilities	341,825	337,620

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock; $.001 par value 100,000,000 shares authorized; 4,231,856 and 3,406,856 shares issued and outstanding at July 31, 2001 and 2000, respectively	4,232	3,407
Additional paid in capital	2,334,045	2,209,769
Retained earnings	(2,669,910)	(2,512,423)
Total Stockholders' Equity (Deficiency)	(331,633)	(299,247)

Total Liabilities and Stockholders' Equity (Deficiency)	$10,192	$38,373

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 31,

	2001	2000
Revenue:
Rental income	$-	$5,741

Total Revenues	-	5,741

Operating Expenses
Professional fees	7,138	105,739
Administrative expenses	52,500	42,259
Salaries	-	9,500
Total Operating Expenses	59,638	157,498

Income (Loss) From Operations	(59,638)	(151,757)

Provision for Taxes
New York State corporate taxes	155	-

Net Income (Loss)	$(59,793)	$(151,757)

Earnings Per Share	$(0.01)	$(0.05)

Weighted Average of Number of Common Shares Outstanding	4,179,356	3,316,856

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE SIX MONTHS ENDED JULY 31, 2001 and 2000

	COMMON STOCK		CAPITAL IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at January 31, 2000	3,226,856	$3,227	$2,062,167	$(2,360,666)

Shares issued for services	180,000	180	147,602
Net Income (Loss) for the six months ended July 31, 2000		-	-	(151,757)

Balance at July 31, 2000	3,406,856	3,407	2,209,769	(2,512,423)

Shares issued for services	5,000	5	-	-
Prior Period Adjustment	150,000	150	6,946	-
Shares issued as return on investment	65,000	65	64,935	-
Shares issued for investment	500,000	500	-	-
Net Income (Loss) for the six months ended January 31, 2001				(97,694)

Balance at January 31, 2001	4,126,856	4,127	2,281,650	(2,610,117)

Shares issued for services	105,000	105	52,395	-
Net Income (Loss) for the six months ended July 31, 2001	-	-	-	(59,793)

Balance at July 31, 2001	4,231,856	$4,232	$2,334,045	$(2,669,910)

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31,

	2001	2000
Cash flow from operating activities:
Net income (loss)	$(59,793)	$(151,757)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued fro services	52,500	22,783

Changes in assets and liabilities:
(Increase) decrease in Assets:
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	7,293	1,991
Due to officers	-	(662)
Sales tax payable		(155)
Net cash provided by operations	-	(127,800)

Cash flow from investing activities:
Proceeds from sale of fixed assets	-	125,000
Cash provided from (for) investing activities	-	125,000

Cash flow from financing activities:
Cash flow provided from (for) financing activities	-	-

Net increase in cash and cash equivalent	-	(2,800)

Cash and cash equivalents at beginning of year	10,192	41,173

Cash and cash equivalents at end of year	$10,192	$38,373

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2001 and 2000

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

	July 31,
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

Lease
The Company leases office space on a month-to-month basis from an officer of the Company. The Company paid no rent for the six months ended July 31, 2001 or for the six months ended July 31, 2000.

Due from/to officers
Balances represent non-interest bearing advances to/from officers and directors that have no specific repayment terms.

3.	Income taxes
The company files a consolidated tax return. Tax expense is allocated to the subsidiaries based on their portion of taxable income to consolidated taxable income.

At July 31, 2001 the Company had net operating loss carryforwards of approximately $2,650,000 that expire January 31, 2010 and 2021.

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

As of July 31, 2001 and 2000 there were no options granted.

5.	Common stock transactions
In the six months ended July 31, 2001 The Company issued 105,000 shares for services rendered during the period.

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
These financial statements are presented on the basis that the Company is a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show recurring losses from operations and that liabilities exceed assets by $331,733 and $299,247 at July 31, 2001 and 2000, respectively. The Company has elected to implement a business plan that has allowed it to continue operations while identifying a merger partner. There can be no assurance that a merger will be completed.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Plan of Operation

During the period covered by this Report, no revenues were generated from our leasing or franchise consulting activities as compared to revenues of $5,741 for the quarter ended July 31, 2000.

Management is continuing its efforts to maintain its status as a fully compliant public company. The lack of working capital has made it difficult to complete our audits and filings in a timely manner. Management estimates that it will need a minimum of $18,000 to operate for the next six months.

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

ITEM 3 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to insure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is : (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2002 that have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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