Form 10QSB
period 2001-10-31
SFG FINANCIAL CORP
filed 2007-09-28
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

/   /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 0000-13635

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

As of October 31, 2001, the Registrant had 4,293,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [X]

SFG FINANCIAL CORPORATION
FORM 10-QSB
QUARTERLY PERIOD ENDED OCTOBER 31, 2001

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31,

	2001	2000
ASSETS
Current Assets
Cash on hand	$10,192	$16,810
Loans receivable		11,500
Total Current Assets	10,192	28,310

Total Assets	10,192	28,310

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable and accrued expenses	122,957	114,538
Due to officers	845	2,095
Sales tax payable	221,692	221,695
Total Liabilities	345,494	338,328

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock; $.001 par value 100,000,000 shares authorized; 4,184,356 and 3,406,856 shares issued and outstanding at October 31, 2001 and 2000, respectively	4,185	3,407
Additional paid in capital	2,360,242	2,209,769
Retained earnings	(2,699,729)	(2,523,194)
Total Stockholders' Equity (Deficiency)	(335,302)	(310,018)

Total Liabilities and Stockholders' Equity (Deficiency)	$10,192	$28,310

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 31,

	2001	2000
Revenue:
Rental income	$-	$9,620
		-
Total Revenues	-	9,620

Operating Expenses
Professional fees	10,707	110,475
Administrative expenses	78,750	48,573
Salaries	-	13,100
Total Operating Expenses	89,457	172,148

Income (Loss) From Operations	(89,457)	(162,528)

Provision for Taxes
New York State corporate taxes	155	-

Net Income (Loss)	$(89,612)	$(162,528)

Earnings Per Share	$(0.02)	$(0.05)

Weighted Average of Number of Common Shares Outstanding	4,105,606	3,306,856

The accompanying notes are an integral part of the financial statements

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED OCTOBER 31,

	COMMON STOCK		CAPITAL IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at January 31, 2000	3,226,856	$3,227	$2,062,167	$(2,360,666)

Shares issued for services	85,000	85	29,698
Sharers sold	95,000	95	117,904
Net Income (Loss) for the nine months ended October 31, 2000		-	-	(162,528)

Balance at October 31, 2000	3,406,856	3,407	2,209,769	(2,523,194)

Sharers sold	55,000	55	6,946	-
Shares issued as return on investment	65,000	65	64,935	-
Shares issued for investment	500,000	500	-	-
Net Income (Loss) for the three months ended January 31, 2001				(86,923)

Balance at January 31, 2001	4,026,856	4,027	2,281,650	(2,610,117)

Shares issued for services	157,500	158	78,592	-
Net Income (Loss) for the nine months ended October 31, 2001	-	-	-	(89,612)

Balance at October 31, 2001	4,184,356	$4,185	$2,360,242	$(2,699,729)

The accompanying notes are an integral part of the financial statements

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS OCTOBER 31,

	2001	2000
Cash flow from operating activities:
Net income (loss)	$(89,612)	$(162,528)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued fro services	78,750	22,783

Changes in assets and liabilities:
(Increase) decrease in Assets:
Loans receivable		(11,500)
Increase (decrease) in Liabilities:
Accounts payable and accrued expenses	10,862	2,746
Due to officers	-	(616)
Sales tax payable		(248)
Net cash provided by operations	-	(149,363)

Cash flow from investing activities:
Proceeds from sale of fixed assets	-	125,000
Cash provided from (for) investing activities	-	125,000

Cash flow from financing activities:
Cash flow provided from (for) financing activities	-	-

Net increase in cash and cash equivalent	-	(24,363)

Cash and cash equivalents at beginning of year	10,192	41,173

Cash and cash equivalents at end of year	$10,192	$16,810

The accompanying notes are an integral part of the financial statements

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2001 and 2000

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

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2001 and 2000

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

Lease
The Company leases office space on a month-to-month basis from an officer of the Company. The Company paid no rent for the nine months ended October 31, 2001 or for the nine months ended October 31, 2000.

Due from/to officers
Balances represent non-interest bearing advances to/from officers and directors that have no specific repayment terms.

3.	Income taxes
The company files a consolidated tax return. Tax expense is allocated to the subsidiaries based on their portion of taxable income to consolidated taxable income.

At October 31, 2001 the Company had net operating loss carryforwards of approximately $2,650,000 that expire January 31, 2010 and 2021.

4.	Stock based compensation
The Company has a stock option plan for employees and others who render services to the Company or its subsidiaries. Under the Plan the Company may grant options for up to 2,500,000 shares of common stock. The exercise price of each option will be fixed by the Board of Directors but shall not be less than the fair market value per share for the Company’s stock on the date of the grant. The Board shall determine the term of the options; however, options to 10% or more shareholders shall not be exercisable more than five tears after the date of granting the option.

As of October 31, 2001 and 2000 there were no options granted.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2001 and 2000

5.	Common stock transactions
In the nine months ended October 31, 2001 The Company issued 157,500 shares for services rendered during the period.

6.	Loss on investment
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
These financial statements are presented on the basis that the Company is a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show recurring losses from operations and that liabilities exceed assets by $335,302 and $310,018 at October 31, 2001 and 2000, respectively. The Company has elected to implement a business plan that has allowed it to continue operations while identifying a merger partner. There an be no assurance that a merger will be completed.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Plan of Operation

During the period covered by this Report, no revenues were generated from our leasing activities.

Management is continuing its efforts to maintain its status as a fully compliant public company. The lack of working capital has made it difficult to complete our audits and filings in a timely manner.

A minimum of $10,000 will be required to operate for the next three months.

Our plan is subject to many risks. No assurances of success can be given. We are subject to many risks.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis or Plan of Operation and other parts of this Report may contain “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company business, the Company strategies, projections, and anticipated trends in the Company and in any industry in which it operates. The words “believe”, “expect”, “anticipate”, “intends”, “forecast”, “project”, and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The company cautions these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. The Company disclaims any intent or obligations to update” forward looking statements.”

ITEM 3 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31,2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to insure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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