Form 10KSB
period 2002-01-31
SFG FINANCIAL CORP
filed 2007-09-28
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

  X    ANNUAL REPORT UNDER SECTION13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR the fiscal year ended January 31, 2002

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

Issuer’s revenues for the most recent fiscal year: $118,138.00

The aggregate market value of voting stock held by non-affiliates of the Registrant cannot be easily determined.

As of January 31, 2001, the Registrant had 4,268,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one) Yes__  No    X

PART I

Item 1.	Description of Business

SFG Financial Corporation (the “Company”) until August 4, 2000 known as SFG Corporation was incorporated in Delaware on November 9, 1983.  SFG Financial Corporation operated as a holding company until it completed the divesture of its wholly owned subsidiary, Stratford Financial Corp (SFC), to S.H. Acquisitions LLC of Bridgehampton, New York in January 2002. Since that time the Company has operated as a corporate shell. The Company wrote off its investment in Franchise Consultants Group of Buffalo, New York acquired in January 2001 from Empire Business Brokers of Buffalo, New York. The Company provides no products or services and has continued to seek a suitable merger partner.

The Company has no patents, trademarks, licenses, franchises, or concessions. The Company had no backlog of orders as of January 31, 2002.

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

No matters have been submitted to a vote of security holders during the fiscal year ending January 31, 2002.

PART   II

Item 5.	Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the Electronic Pink Sheets under symbol SFGC, The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for OTC securities in real time.

The approximate number of holders of the Company’s common Stock at January 31, 2002 was 408.

The following table reflects the high and low prices on a quarterly basis for the fiscal years ended 2001 and 2002.

	Fiscal 2001		Fiscal 2002
Quarter ended	High	Low	High	Low
April 30	0.06	0.06	0.94	0.51
July 31	1.03	0.50	0.51	0.15
October 31	0.50	0.50	1.40	0.15
January 31	1.25	0.50	0.55	0.10

The quotation shown may reflect inter-dealer prices, without markup or markdown and may not represent actual transactions.

Registrant has not paid a cash dividend on its Common Stock and does not contemplate paying any cash dividends on its common stock in the near future.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

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

Plan of Operation

Fiscal 2002 Compared to Fiscal 2001

Revenues increased to $118,138.00 in fiscal 2002 from $11,012.00 in fiscal 2001. This represents a book value gain on the sale of assets and is not a true indicator of the revenue available.

The Company was unable to generate additional new revenues from the Franchise Consultants acquisition. Negotiations to unwind the transaction were unsuccessful and the Company does not have the resources to litigate this matter. The investment was written off.

Liquidity and Capital Resources

The financial position of the company continued to be tenuous. Management has operated with limited resources as it attempted to identify a potential merger partner.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-159e0 and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are in effective to insure that information required to be disclosed by us in the reports that we file or submit under the exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarizes and reported within the time periods specified in the Commission’s rules and forms. Management has concluded that the company’s disclosure controls and procedures need to be improved significantly, primarily by finding ways to assure that our reports to the SEC are filed on a timely basis. While the Company does not currently have any material operations, if it were to commence or undertake material operations or transactions, the Company would need to take prompt action to institute such controls and procedures to insure compliance. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;Compliance with16(a) of the Exchange Act

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Bruce Stephens	2002	$ 0						NA	$ 0
CEO	2001	$13,100						NA	$13,100
	2000	$53,621						NA	$53,621

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

Name and Address of	Shares	Percentage of Ownership (1)

Sol Dorfberger	270,000	6.32%
2323 Quentin Road
Brooklyn, New York 11220

Bruce Stephens	253,500	5.94%
85 Amherst Street
Garden City, New York 11530

Anthony S. Pintauro	477,125	11.17%
18 Maunekea Street
Sag Harbor, New York 11963

Laurence D. Levin	253,500	5.94%
1621 Covington Road
Yardley, PA 19067-0962

Nicholas Gugliuzza	500,000	11.71%
527 Meadow Drive
Buffalo, New York 14224-1517

All Directors and Officers	730,625	17.12%

(1) Shares shown in this table are owned of record and/or beneficially.
(2) No options, warrants, rights, conversion privileges or similar obligations exist.

Item 12.	Certain Relationships and Related Transactions

In January 2002, the Company sold its Stratford Financial Corp and Empire Asset Management Corp subsidiaries to SH Acquisitions LLC, an entity owned and controlled by Anthony Pintauro, who at the time of the transaction was a Director of the Company. The sale was made for nominal consideration plus the assumption by SH Acquisitions LLC of the assets and liabilities of the subsidiaries. At the time of this transaction, these subsidiaries accounted for $ 512,068.00 in assets and $ 712,503.00 in liabilities on the consolidated financial statements of the Company.

Item 13.	Exhibits

Number	Description

31.1	Certification by Chief Executive Officer and Principal Accounting Officer, required by Rule 13a-14(a) nor Rule 15d-14(a) of the Exchange Act*

32.1	Certification by Chief Executive Officer and Principal Accounting Officer, required by Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code *

* Filed herewith

Item 14.	Principal Accountant Fees and Services

	Fiscal Year 2000	Fiscal Year 2001	Fiscal Year 2002

1. Audit Fees	$3,750	$3,750	$3,750
2. Audit Related Fees	None	None	None
3. Tax Fees	None	None	None
4. All Other Fees	None	None	None
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

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
GARDEN CITY, NEW YORK

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002 AND 2001

SFG FINANCIAL CORPORATION AND SUBSIDIARIES

CONTENTS

Page

Independent auditor’s report	F-2 – F-3

Financial statements:

Consolidated balance sheets	F-4

Consolidated statements of operations	F-5

Consolidated statements of shareholders’ equity (deficiency)	F-6

Notes to consolidated financial statements	F-7 – F-8

ACCOUNTING SERVICES	TAX CONSULTANTS

Michael Masters & Co.
CERTIFIED PUBLIC ACCOUNTANTS
175 MEMORIAL HIGHWAY, SUITE 2-10
NEW ROCHELLE, NEW YORK 10801

(914) 632-1695      FAX(914) 632-2142

MICHAEL MASTERS, C.P.A.	ASSOCIATE
KENNETH PALMASANO, C.P.A.	MARK RINGEL, C.P.A

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
SGF Financial Corporation and Subsidiaries
Garden City, New York

We have audited the comparative balance sheets of SFG Financial Corporation as of January 31, 2002 and 2001 and the related Statements of Operations and Shareholders’ Deficiency for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

A Cash Flows Statement has not been presented for the years ended January 31, 2002 and 2001. As discussed in Note #1 the Company is not conducting any business activity and has no cash or cash equivalents as part of its Balance Sheet.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SFG Financial Corporation as of January 31, 2002 and 2001, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Michael Masters & Co.

Michael Masters & Co.
Certified Public Accountants
New Rochelle, New York
April 24, 2002

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31,

	2002	2001
ASSETS
Current Assets
Cash on hand	$-	$-
Accounts receivable	20
Due from subsidiary	-	97,217
Investment in subsidiaries	-	414,851
Total Current Assets	20	512,068

Total Assets	20	512,068

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable and accrued expenses	80,748	93,842
Due to subsidiary		618,661
Total Liabilities	80,748	712,503

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock; $.001 par value 100,000,000 shares authorized; 4,026,856 and 3,226,856 shares issued and outstanding at January 31, 2001 and 2000, respectively	4,269	4,027
Additional paid in capital	2,402,408	2,281,650
Retained earnings	(2,487,405)	(2,486,112)
Total Stockholders' Equity (Deficiency)	(80,728)	(200,435)

Total Liabilities and Stockholders' Equity (Deficiency)	$20	$512,068

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED JANUARY 31,

	2002	2001
Revenue:
Gain on sale of subsidiaries	$118,138	$-
Loss on investment	-	(500)

Total Revenues	118,138	(500)

Operating Expenses
Professional fees	14,276	35,900
Consulting fees	105,000	72,000

Total Operating Expenses	119,276	107,900

Income (Loss) From Operations	(1,138)	(108,400)

Provision for Taxes
New York State corporate taxes	155	155

Net Income (Loss)	$(1,293)	$(108,555)

Earnings Per Share	$(0.00)	$(0.03)

Weighted Average of Number of Common Shares Outstanding	4,208,356	3,411,856

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED JANUARY 31, 2002 AND 2001

			CAPITAL
	COMMON STOCK		IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at February 1. 2000	3,226,856	$3,227	$2,062,167	$(2,377,557)
Shares issued for services	85,000	85	29,698	-
Prior Period Adjustment	150,000	150	124,850	-
Shares issued as return on investment	65,000	65	64,935	-
Shares issued for investment	500,000	500	-	-
Net Income (Loss) for year ended January 31, 2000		-	-	(108,555)

Balance at January 31, 2001	4,026,856	4,027	2,281,650	(2,486,112)

Shares issued for services	242,000	242	120,758	-
Net Income (Loss) for year ended January 31, 2001	-	-	-	(1,293)

Balance at January 31, 2002	4,268,856	$4,269	$2,402,408	$(2,487,405)

The accompanying notes are an integral part of the financial statements.

1.	Organization and significant accounting policies:

Summary of accounting policies
This summary of accounting policies of SFG Financial Corporation (the Company) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Prior years’ financial statements
Prior years’ financial statements were presented on a consolidated basis consisting of SFG Financial Corporation and its wholly owned subsidiaries. On January 21, 2002, the company sold both of its wholly owned subsidiaries to a related shareholder for a nominal consideration. The prior years’ financial statements have been restated in order to reflect assets, liabilities, and operations of SFG Financial Corporation only and to exclude those of its subsidiaries.

Business operations
The Company, without its subsidiaries, is merely a shell with no real business activity. It has been kept active as a holding company whose purpose is to seek out and attract business partners for possible mergers.

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

Lease
The Company leases office space on a month-to-month basis from an officer of the Company. The Company paid no rent for the year ended January 31, 2002 and 2001.

Consulting Agreements
The Company paid $105,000 and $72,000 during the years ended January 31, 2002 and 2001, respectively, to a material interested parties, officers, directors or advisors  to the officers and directors for consulting and other fees.

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

As of January 31, 2002 and 2001 there were no options granted.

4.	Loss on investment
On November 15, 2000 the Company entered into an agreement with Franchise Consultants Group, Inc. (FCG), in which SFG would exchange 500,000 shares of common stock for 100% of FCG stock. The merging of the two companies was intended to provide FCG with the capital needed to make acquisitions of companies that were potential franchise candidates. By January 31, 2002 Management had decided that the arrangement was not viable. Therefore, the agreement between the two companies was terminated and the amount of the investment was written off as a loss. The loss was computed based on the 500,000 shares at the stated price par value of $.001 per share.

5.	Going concern
These financial statements are presented on the basis that the Company is a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As state din Note #1 the Company has elected to implement a business plan that has allowed it to continue operations while identifying a merger partner. There can be no assurance that a merger will be completed.