Form 10QSB
period 2002-04-30
SFG FINANCIAL CORP
filed 2007-09-28
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

/  /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

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

As of April 30, 2002, the Registrant had 4,268,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format     Yes [  ] No [X]

SFG FINANCIAL CORPORATION
FORM 10-QSB
QUARTERLY PERIOD ENDED APRIL 30, 2002

PART 1 - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,

	2002	2001
ASSETS
Current Assets
Accounts receivable	$20	$-
Due from subsidiary	-	97,217
Investment in subsidiaries	-	414,851
Total Current Assets	20	512,068

Total Assets	20	512,068

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable and accrued expenses	76,669	93,566
Due to subsidiary	0	618,661
Total Liabilities	76,669	712,227

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock; $.001 par value 100,000,000 shares authorized; 4,275,106 and 4,087,356 shares issued and outstanding at April 30, 2002 and 2001, respectively	4,275	4,087
Additional paid in capital	2,407,636	2,311,840
Retained earnings	(2,488,560)	(2,516,086)
Total Stockholders' Equity (Deficiency)	(76,649)	(200,159)

Total Liabilities and Stockholders' Equity (Deficiency)	$20	$512,068

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30,

	2002	2001
Revenue:
Rental income	$-	$-

Total Revenues	-	-

Operating Expenses
Professional fees	1,000	3,569
Administrative expenses	-	26,250
Total Operating Expenses	1,000	29,819

Income (Loss) From Operations	(1,000)	(29,819)

Provision for Taxes
New York State corporate taxes	155	155

Net Income (Loss)	$(1,155)	$(29,974)

Earnings Per Share	$(0.00)	$(0.01)

Weighted Average of Number of Common Shares Outstanding	4,271,981	4,057,106

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED APRIL 30, 2002 AND 2001

	COMMON STOCK		CAPITAL IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at January 31, 2001	4,026,856	$4,027	$2,281,650	$(2,486,112)

Shares issued for services	60,500	60	30,190	-
Net Income (Loss) for the three months ended April 30, 2001		-	-	(29,974)

Balance at April 30, 2001	4,087,356	4,087	2,311,840	(2,516,086)

Shares issued for services	181,500	182	90,568	-
Net Income (Loss) for the nine months ended January 31, 2002				28,681

Balance at January 31, 2002	4,268,856	4,269	2,402,408	(2,487,405)

Shares issued for services	6,250	6	5,228	-
Net Income (Loss) for the three months ended April 30, 2002		-	-	(1,155)

Balance at April 30, 2002	4,275,106	$4,275	$2,407,636	$(2,488,560)

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002 and 2001

1.	Organization and significant accounting policies:

Summary of accounting policies
This summary of accounting policies of SFG Financial Corporation (the Company) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Prior years’ financial statements
Prior years’ financial statements were presented on a consolidated basis consisting of SFG Financial Corporation and its wholly owned subsidiaries. On January 21, 2002, the company sold both of its wholly-owned subsidiaries to a related shareholder for a nominal consideration. The prior years’ financial statements have been restated in order to reflect assets, liabilities, and operations of SFG Financial Corporation only and to exclude those of its subsidiaries.

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

Lease
The Company leases office space on a month-to-month basis from an officer of the Company. The Company paid no rent for the three months ended April 30, 2002 and 2001.

Consulting Agreements
The Company paid $0 and $26,250 during the three months ended April 30, 2002 and 2001, respectively, to a material interested parties, officers, directors or advisors  to the officers and directors for consulting and other fees.

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

As of April 30, 2002 and 2001 there were no options granted.

4.	Going concern

These financial statements are presented on the basis that the Company is a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As stated in Note #1 the Company has elected to implement a business plan that has allowed it to continue operations while identifying a merger partner. There can be no assurance that a merger will be completed.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Plan of Operation

During the period covered by this Report, no revenues were generated from our leasing activities.

Management is continuing its efforts to maintain its status as a fully compliant public company. The lack of working capital has made it difficult to complete our audits and filings in a timely manner.

A minimum of $25,000 will be required to operate for the next nine months.

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

ITEM 3 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures need to be improved significantly to insure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2002 that have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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