Form 10QSB
period 2002-07-31
SFG FINANCIAL CORP
filed 2007-09-28
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

/   /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to_________

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

As of July 31, 2002, the Registrant had 4,268,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format  Yes [  ] No [X]

SFG FINANCIAL CORPORATION
FORM 10-QSB
QUARTERLY PERIOD ENDED JULY 31, 2002

PART 1 - FINANCIAL STATEMENTS

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31,

	2002	2001
ASSETS
Current Assets
Accounts receivable	$20	$-
Due from subsidiary	-	97,217
Investment in subsidiaries	-	414,851
Total Current Assets	20	512,068

Total Assets	20	512,068

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable and accrued expenses	72,435	93,135
Due to subsidiary	-	618,661
Total Liabilities	72,435	711,796

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock; $.001 par value 100,000,000 shares authorized; 4,281,356 and 4,147,856 shares issued and outstanding at July 31, 2002 and 2001, respectively	4,281	4,148
Additional paid in capital	2,412,864	2,342,029
Retained earnings	(2,489,560)	(2,545,905)
Total Stockholders' Equity (Deficiency)	(72,415)	(199,728)

Total Liabilities and Stockholders' Equity (Deficiency)	$20	$512,068

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 31,

	2002	2001
Revenue:
Rental income	$-	$-

Total Revenues	-	-

Operating Expenses
Professional fees	2,000	7,138
Administrative expenses	-	52,500
Total Operating Expenses	2,000	59,638

Income (Loss) From Operations	(2,000)	(59,638)

Provision for Taxes
New York State corporate taxes	155	155

Net Income (Loss)	$(2,155)	$(59,793)

Earnings Per Share	$(0.00)	$(0.01)

Weighted Average of Number of Common Shares Outstanding	4,275,106	4,087,356

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE SIX MONTHS ENDED JULY 31, 2002 AND 2001

	COMMON STOCK		CAPITAL IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at January 31, 2001	4,026,856	$4,027	$2,281,650	$(2,486,112)

Shares issued for services	121,000	121	60,379	-
Net Income (Loss) for the six months ended July 31, 2001		-	-	(59,793)

Balance at July 31, 2001	4,147,856	4,148	2,342,029	(2,545,905)

Shares issued for services	121,000	121	60,379	-
Net Income (Loss) for the six months ended January 31, 2002				58,500

Balance at January 31, 2002	4,268,856	4,269	2,402,408	(2,487,405)

Shares issued for services	12,500	12	10,456	-
Net Income (Loss) for the six months ended July 31, 2002		-	-	(2,155)

Balance at July 31. 2002	4,281,356	$4,281	$2,412,864	$(2,489,560)

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002 and 2001

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

Prior years’ financial statements
Prior years’ financial statements were presented on a consolidated basis consisting of SFG Financial Corporation and its wholly owned subsidiaries. On January 21, 2002 the company sold both of its wholly owned subsidiaries to a related shareholder for a nominal consideration. The prior years’ financial statements have been restated in order to reflect assets, liabilities, and operations of SFG Financial Corporation only and to exclude those of its subsidiaries.

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

Lease
The Company leases office space on a month-to-month basis from an officer of the Company. The Company paid no rent for the six months ended July 31, 2002 and 2001.

Consulting Agreements
The Company paid $0 and $60,500 during the six months ended July 31, 2002 and 2001, respectively, to material interested parties, officers, directors or advisors to the officers and directors for consulting and other fees.

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

As of July 31, 2002 and 2001 there were no options granted.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Plan of Operation

During the period covered by this Report, no revenues were generated from leasing activities.

Management is continuing its efforts to maintain its status as a fully compliant public company. The lack of working capital has made it difficult to complete our audits and filings in a timely manner.

 A minimum of $18,000 will be required to operate for the next six months.

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