Form 10QSB
period 2002-10-31
SFG FINANCIAL CORP
filed 2007-09-28
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

/   /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 0- 13635

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

As of October 31, 2002, the Registrant had 4,293,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [X]

SFG FINANCIAL CORPORATION
FORM 10-QSB
QUARTERLY PERIOD ENDED OCTOBER 31, 2002

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31,

	2002	2001
ASSETS
Current Assets
Accounts receivable	$20	$-
Due from subsidiary	-	97,217
Investment in subsidiaries	-	414,851
Total Current Assets	20	512,068

Total Assets	20	512,068

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable and accrued expenses	68,197	104,704
Due to subsidiary	-	618,661
Total Liabilities	68,197	723,365

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock; $.001 par value 100,000,000 shares authorized; 4,287,606 and 4,208,356 shares issued and outstanding at October 31, 2002 and 2001, respectively	4,288	4,208
Additional paid in capital	2,418,095	2,372,219
Retained earnings	(2,490,560)	(2,587,724)
Total Stockholders' Equity (Deficiency)	(68,177)	(211,297)

Total Liabilities and Stockholders' Equity (Deficiency)	$20	$512,068

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 31,

	2002	2001
Revenue:
Rental income	$-	$-

Total Revenues	-	-

Operating Expenses
Professional fees	3,000	10,707
Administrative expenses	-	90,750
Total Operating Expenses	3,000	101,457

Income (Loss) From Operations	(3,000)	(101,457)

Provision for Taxes
New York State corporate taxes	155	155

Net Income (Loss)	$(3,155)	$(101,612)

Earnings Per Share	$(0.00)	$(0.02)

Weighted Average of Number of Common Shares Outstanding	4,278,231	4,117,606

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001

	COMMON STOCK		CAPITAL IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at January 31, 2001	4,026,856	$4,027	$2,281,650	$(2,486,112)

Shares issued for services	181,500	181	90,569	-
Net Income (Loss) for the nine months ended October 31, 2001		-	-	(101,612)

Balance at October 31, 2001	4,208,356	4,208	2,372,219	(2,587,724)

Shares issued for services	60,500	61	30,189	-
Net Income (Loss) for the three months ended January 31, 2002				100,319

Balance at January 31, 2002	4,268,856	4,269	2,402,408	(2,487,405)

Shares issued for services	18,750	19	15,687	-
Net Income (Loss) for the nine months ended October 31, 2002		-	-	(3,155)

Balance at October 31. 2002	4,287,606	$4,288	$2,418,095	$(2,490,560)

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001

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

Lease
The Company leases office space on a month-to-month basis from an officer of the Company. The Company paid no rent for the nine months ended October 31, 2002 and 2001.

Consulting Agreements
The Company paid $0 and $90,750 during the nine months ended October 31, 2002 and 2001, respectively, to material interested parties, officers, directors or advisors to the officers and directors for consulting and other fees.

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

As of October 31, 2002 and 2001 there were no options granted.

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

Forward Looking Statements

The foregoing Management’s Discussion and Analysis or Plan of Operation and other parts of this Report may contain “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company business, the Company strategies, projections, and anticipated trends in the Company and in any industry in which it operates. The words “believe”, “expect”, “anticipate”, “intends”, “forecast”, “project”, and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The company cautions these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. The Company disclaims any intent or obligations to update “forward looking statements.”

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
There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2002 that have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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