Form 10QSB
period 2004-04-30
SFG FINANCIAL CORP
filed 2007-09-28
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

/   /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

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

As of April 30, 2004, the Registrant had 4,293,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [X]

SFG FINANCIAL CORPORATION
FORM 10-QSB
QUARTERLY PERIOD ENDED APRIL 30, 2004

PART 1 - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30,

	2004	2003
ASSETS
Current Assets
Cash	$20	$-
Accounts receivable	-	20
Total Current Assets	20	20

Total Assets	20	20

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable and accrued expenses	70,280	62,071
Due to related parties	7,019	-
Total Liabilities	77,299	62,071

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock; $.001 par value 100,000,000 shares authorized; 4,293,856 and 4,293,856 shares issued and outstanding at April 30, 2004 and 2003, respectively	4,294	4,294
Additional paid in capital	2,423,321	2,423,321
Retained earnings	(2,504,894)	(2,489,666)
Total Stockholders' Equity (Deficiency)	(77,279)	(62,051)

Total Liabilities and Stockholders' Equity (Deficiency)	$20	$20

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30,

	2004	2003
Revenue:
Rental income	$-	$-

Total Revenues	-	-

Operating Expenses
Professional fees	-	-
Office expense	565	-
Total Operating Expenses	565	-

Income (Loss) From Operations	(565)	-

Provision for Taxes
New York State corporate taxes	-	-

Net Income (Loss)	$(565)	$-

Earnings Per Share	$(0.00)	$-

Weighted Average of Number of Common Shares Outstanding	4,293,856	4,293,856

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED APRIL 30, 2004 AND 2003

	COMMON STOCK		CAPITAL IN EXCESS	RETAINED
	SHARES	AMOUNT	OF PAR	EARNINGS
Balance at January 31, 2003	4,293,856	$4,294	$2,423,321	$(2,489,666)

Net Income (Loss) for the three months ended April 30, 2003		-	-	-

Balance at April 30, 2003	4,293,856	4,294	2,423,321	(2,489,666)

Net Income (Loss) for the nine months ended January 31, 2004				(14,663)

Balance at January 31, 2004	4,293,856	4,294	2,423,321	(2,504,329)

Net Income (Loss) for the three months ended April 30, 2004	-	-	-	(565)

Balance at April 30, 2004	4,293,856	$4,294	$2,423,321	$(2,504,894)

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30,

	2004	2003
Cash flow from operating activities:
Net income (loss)	$(565)	$-
Adjustments to reconcile net income to net cash provided by operating activities
Changes in assets and liabilities:
Increase (decrease) in accounts payable	565
Net cash provided by operations	-	-

Cash flow from investing activities:
Purchase of fixed assets	-	-
Cash provided from (for) investing activities	-	-

Cash flow from financing activities:
Cash flow provided from (for) financing activities	-	-

Net increase in cash and cash equivalent	-	-

Cash and cash equivalents at beginning of year	20	-

Cash and cash equivalents at end of year	$20	$-

Cash paid for interest and income taxes as follows:
Interest	$-	$-
Corporate income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004 and 2003

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

Lease
The Company leases office space on a month-to-month basis from an officer of the Company. The Company paid no rent for the three months ended April 30, 2004 and 2003.

Due to related parties
The Company does not maintain a bank account. The payables of the Company are being paid by some of the stockholders.  The amounts paid by the by these stockholders on behalf of the company are represented on the Balance sheet as Due to related parties. As of April 30, 2004 and 2003 the total due to related parties was $7,019 and $-0- respectively.  Interest on these loans has not been accrued.

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

As of April 30, 2004 and 2003 there were no options granted.

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

ITEM 3 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31,2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures need to be improved significantly to insure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.
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