Form 10QSB
period 2007-07-31
SFG FINANCIAL CORP
filed 2007-12-06
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-13635
(Commission file number)

SFG FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	13-3208094
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Park Avenue, Suite 1756
New York, NY 10022
(Address of principal executive offices)

(212) 705-4201
(Issuer’s telephone number)

255 Executive Drive, Suite 408 Plainview, NY 11803
(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]   No   [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 4, 2007 – 99,998,860 shares of common stock.

Transitional Small Business Disclosure Format (check one):      Yes [   ]   No [X]

SFG FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JULY 31, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash	$17,616
Other receivables	100,092
Total Current Assets	117,708

Fixed Assets
Property and equipment (net of accumulated depreciation)	9,040
Trading platform (net of accumulated amortization)	862,167
Total Fixed Assets	871,207

Other Assets
Lease security deposit	22,685
Total Other Assets	22,685
Total Assets	$1,011,600

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	520,106
Loans payable	217,630
Total Liabilities	737,736

STOCKHOLDERS' EQUITY
Preferred Stock; $.0001 par value 2,000 shares authorized 770 shares issued and outstanding	-
Common stock; $.001 par value 100,000,000 shares authorized 99,998,860 shares issued and outstanding	99,999
Additional paid in capital	7,110,872
Accumulated deficit	(6,937,007)
Total Stockholders' Equity	273,864

Total Liabilities and Stockholders' Equity	$1,011,600

See accompanying notes to condensed consolidated interim financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended July 31, 2007	For the Six Months ended July 31, 2007

Revenue:
Revenues	$-	$-
Total Revenue	-	-

Expenses
Selling, general and administrative expenses	388,834	713,331
Depreciation and amortization	92,079	184,158
Total Expenses	480,913	897,489

Net Loss Available to Common Shareholders	$(480,913)	$(897,489)

Primary and Fully Diluted Earnings Per Share	$(0.0253)	$(0.0739)

Weighted Average of Number of Common Shares Outstanding	18,990,579	12,152,217

See accompanying notes to condensed consolidated interim financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
SIX MONTHS ENDED JULY 31, 2007
(UNAUDITED)

Net cash provided by operations	$(551,998)

Cash flow from investing activities:
Purchase of fixed assets	(8,000)
Liabilities acquired (reverse merger transaction)	(61,369)
Cash used in investing activities	(69,369)

Cash flow from financing activities:
Proceeds from sale of preferred stock	599,908
Cash flow provided by financing activities	599,908

Net decrease in cash and cash equivalent	(21,459)
Cash and cash equivalents at beginning of the period	39,075

Cash and cash equivalents at end of the period	$17,616

See accompanying notes to condensed consolidated interim financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.	Unaudited Statements

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the six months ended July 31, 2007 and 2006 have been included.

The operating results for the six months ended July 31, 2007 are not necessarily indicative of the results to be expected for the January 31, 2008 year end.

2.	Background, Basis of Presentation and Reverse Acquisition Transaction

a.	Merger
On March 6, 2007, SFG Financial Corporation (“SFG”) entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), pursuant to which COESfx Acquisition Corp. (“Acquisition”), a wholly owned subsidiary of SFG would merge with and into XLFX, Inc. (formerly COESfx Holdings, Inc.) (“XLFX”). On July 18, 2007 Acquisition completed the merger with XLFX, which made XLFX a wholly owned subsidiary of SFG. In connection with the merger SFG issued 94,686,144 shares of common stock to the former XLFX stockholders, and also granted irrevocable rights to the XLFX stockholders to receive an additional 261,876,544 shares of SFG common stock. Under the terms of the Merger Agreement, the former stockholders of XLFX hold approximately 96% of the issued shares of SFG. As the former stockholders of XLFX control SFG after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, XLFX is deemed to be the acquirer and SFG, the legal acquirer, is deemed to be the acquired entity. No goodwill was recognized as SFG was a “shell” company.

As of July 31, 2007 XLFX has changed its legal name to SFG Financial Corporation.

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
Income taxes are accounted for by the asset/liability approach in accordance with FAS-109 (Accounting for Income Taxes). The provision for income taxes represents the total income taxes paid or payable for the current year. As of July 31, 2007 the Company did not have a deferred tax asset or liability.

3.	Going Concern

The accompanying balance sheet has been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has sustained substantial losses since inception and at July 31, 2007 an accumulated deficit of $6,937,007 and its current liabilities of $737,736 exceeded its current assets by approximately $620,000.

The Company has reached an understanding with a NFA registered FCM to clear all transactions entered into by customers on the ECN platform. Based on the understanding, the Company will receive a fee on each transaction entered into by our customers and pay a fee to the clearing firm.

4.	Other Receivables

Other receivables are due from the purchaser of the preferred stock. The purchaser paid $80,000 of this receivable in August of 2007, and the balance in October 2007.

5.	Fixed Assets

Property and Equipment consist of the following:

Description	Cost
Furniture & Fixtures	$14,270
Computer equipment	221,078
Leasehold Improvements	18,500
Telephone system	15,642
Total cost	269,490

Less: accumulated depreciation	260,297
et property and equipment	$9,193

Depreciation and amortization expense for the six months ended July 31, 2007 on the property and equipment was $4,685. Depreciation on furniture, fixtures and equipment, and amortization of leasehold improvements is computed under the Straight-line method. Depreciation and amortization is calculated using three years for the computers, five years for the telephone equipment, ten years for furniture and fixtures, and the remaining lease term for the leasehold improvements.

The Trading Platform consists of software and programming that has been capitalized as follows:

Year ended January 31,	Cost
2003	$445,730
2004	520,261
2005	342,374
2006	355,965
2007	454,920
2008	8,000
Total cost	2,127,250

Less accumulated amortization	(1,265,236)

Net trading platform	$862,014

Amortization expense for the six months ended July 31, 2007 on the trading platform was $179,473. Amortization of the Trading Platform is computed using the straight-line method over a five year period.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses represent expenses that the Company has incurred in its normal course of business.

7.	Loans Payable

XLFX has been advanced the sum of $80,000 in an exchange for a promissory note dated September 29, 2006. This note is guaranteed by the Company, is a demand instrument and bears interest at 5% per annum. The note may be prepaid at any time without penalty and includes a 15% late charge if payment is not made within one day of demand. Interest of $667 has been accrued on this note as of July 31, 2007.

XLFX has borrowed funds from two unrelated entities. These funds are payable upon demand and bear interest at 9% per annum. Interest of $4,463 has been accrued on these loans as of July 31, 2007.

8.	Income Taxes

The Company does not have a provision for federal income taxes due to a significant Net Operating Loss carry forward available for its use.

9.	Lease Obligation:

The Company leases office space in Plainview, New York. The lease is non-cancelable and expires on November 30, 2007.

The Company leases office equipment, with varying expiration dates. These leases are operating leases, and have not been capitalized or shown as a liability.

The Company has entered into lease agreements with various technology companies to provide internet, “housing” for the Trading Platform, and implementation and maintenance of technology necessary for the enhancement of the Trading Platform. The contract to house the Trading Platform expires December 31, 2007 and will need to be renewed or replaced.

The Company is obligated under these leases as follows:

YEAR ENDING JANUARY 31,	AMOUNT OF LEASE PAYMENTS
2008	$453,407
2009	44,233
2009	- 0 -
2010	- 0 -
2011	- 0 -

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Plan of Operation and Merger Summary

During the period covered by this Report, the company consummated an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of SFG Financial Corporation acquired XLFX Inc. which is the operator of a proprietary electronic system utilized for foreign currency trading. XLFX Inc. was founded in 2002 to develop and provide the foreign exchange industry with a completely integrated, real time, electronic currency trading platform (the “ECN Platform”). The ECN Platform is designed to allow all foreign exchange participants, big or small, access to a central market capable of providing a liquid trading market where foreign currency order flow is executed and settled anonymously at the best bid/ask prices available. XLFX launched its current ECN Platform in April 2004 after more than two years of development, but curtailed activity on this platform. In 2006, XLFX began the development of a new ECN Platform which is scheduled to launch in the in the first quarter of 2008.

We believe that the company will require a minimum of $1,000,000 in capital to successfully operate the new business.  We currently do not have any arrangements to obtain financing. In view of our limited operating history, our ability to obtain funding is limited. Financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

Three Month Period Ended July 31, 2007

Results of operations for the three month ended July 31, 2007 are as follows:

For the three months ended July 31,	2007	% of Revenues

Revenues	$0	NM

Operating expenses:
Selling, general and administrative expenses	388,834	NM
Depreciation and amortization	92,079	NM

	480,913	NM

Net (Loss)	$(480,913)	NM

NM - Not meaningful

Revenues for the three months ended July 31, 2007 were $0 due to the curtailment of activity on the ECN Platform.

Operating expenses were $480,913 for the period.

Selling, general and administrative expenses were $388,834 for the period. These expenses were primarily composed of payroll, rent and utilities

Depreciation and amortization was $92,079 for the period. These expenses related primarily to the ECN Platform.

Six Month Period Ended July 31, 2007

Results of operations for the six months ended July 31, 2007 are as follows:

For the six months ended July 31,	2007	% of Revenues

Revenues	$0	NM

Operating expenses:
Selling, general and administrative expenses	713,331	NM
Depreciation and amortization	184,158	NM

	897,489	NM

Net (Loss)	$(897,489)	NM

NM - Not meaningful

Revenues for the six months ended July 31, 2007 were $0 due to the curtailment of activity on the ECN Platform.

Operating expenses were $897,489 for the period.

Selling, general and administrative expenses were $713,331 for the period. These expenses were primarily composed of payroll, rent and utilities

Depreciation and amortization was $184,158 for the period. These expenses related primarily to the ECN Platform.

Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

Cash	$17,616
Working Capital Deficit	$620,028
Stockholders’ Equity	$273,864

The Company had cash as of July 31, 2007 of $17,616, a decrease of $21,459 from January 31, 2007. Based on our current cash balance and additional infusions of cash after the balance sheet date, management believes that we can satisfy our cash requirements through December 31, 2007.

Further, based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $1,000,000 in funding to implement our plan of operation over the next twelve months. Our need for capital to finance our business operations and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities. In addition, we may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

The decrease in cash was due to:

Net cash provided by operations	$(551,998)

Cash flow from investing activities:
Purchase of fixed assets	(8,000)
Liabilities acquired (reverse merger transaction)	(61,369)
Cash used in investing activities	(69,369)

Cash flow from financing activities:
Proceeds from sale of preferred stock	599,908
Cash flow provided by financing activities	599,908

Net decrease in cash	$(21,459)

Net cash of $551,998 used in operating activities was primarily due to a net loss of $897,489, offset primarily by depreciation and amortization of $184,158.

Net cash of $69,369 used in investing activities was primarily due to an increase of liabilities acquired in connection with the acquisition.

Net cash of $599,908 provided by financing activities was due to the proceeds of the sale of Series A Preferred shares.

Future Contractual Obligations

The following table shows the Company's contractual obligations related to lease obligations as of July 31, 2007:

	Payments due by period
	Total	Less than 1 year	1 - 2 years
Contractual obligations	$497,640	$453,407	$44,233

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:

o Revenue Recognition

o Management's estimates

Revenue Recognition

We expect to generate revenue primarily from the receiving commissions from transactions on our ECN Platform.

Management's Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to allowances for doubtful accounts, as described above, income taxes, bad debts, and contingencies. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments approximately the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Inflation

While inflation has not had a material effect on our operations in the past, there can be no assurance that we will be able to continue to offset the effects of inflation on the costs of our services through price increases to our clients without experiencing a reduction in the demand for our services; or that inflation will not have an overall effect on the retirement market that would have a material affect on us.

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

ITEM 3 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SFG FINANCIAL CORPORATION

Dated: December 6, 2007	By:	/s/ LEONARD NEUHAUS
Leonard Neuhaus
Chief Executive Officer and
Chief Financial Officer