Form 10QSB
period 2007-10-31
SFG FINANCIAL CORP
filed 2007-12-17
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [  ]   No [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  [ ]   No   [ x]

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
CONDENSED CONSOLIDATED BALANCE SHEET
October 31, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash	$12,421
Total Current Assets	12,421

Fixed Assets
Property and equipment (net of accumulated depreciation)	7,450
Trading platform (net of accumulated amortization)	809,242
Total Fixed Assets	816,692

Other Assets
Lease security deposit	24,485
Total Other Assets	24,485

Total Assets	$853,598

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$586,658
Loans payable	229,749
Total Liabilities	816,407

STOCKHOLDERS' EQUITY
Preferred Stock; $.0001 par value 2,000 shares authorized 770 shares issued and outstanding as of October 31, 2007 and 0 shares issued and outstanding on January 31, 2007	-
Common stock; $.001 par value 100,000,000 shares authorized 99,998,860 shares issued and outstanding as October 31, 2007 5,313,856 shares issued and outstanding on January 31, 2007	99,999
Additional paid in capital	7,360,875
Accumulated deficit	(7,423,683)
Total Stockholders Equity	37,191

Total Liabilities and Equity	$853,598

See accompanying notes to condensed consolidated interim financial statements.

SFG FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended October 31, 2007	For the Nine Months ended October 31, 2007
Revenue:
Revenues	$-	$-
Total Revenue	-	-

Expenses
Selling, general and administrative expenses	412,161	1,125,492
Depreciation and amortization	74,515	258,673
Total Expenses	486,676	1,384,165

Net Loss Available to Common Shareholders	$(486,676)	$(1,384,165)

Earnings Per Share	$(0.0049)	$(0.0331)

Weighted Average of Number of Common Shares Outstanding	99,998,860	41,865,052

See accompanying notes to condensed consolidated interim financial statements.

SFG FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED OCTOBER 31, 2007
(UNAUDITED)

Net cash (used by) operations	$(890,916)

Cash flow from investing activities:
Purchase of fixed assets	(28,000)
Liabilities acquired (reverse merger transaction)	(57,741)
Cash provided (used for) investing activities	(85,741)

Cash flow from financing activities:
Proceeds from sale of preferred stock	700,000
Proceeds from exercise of warrants	3
Proceeds from sale of common stock	250,000
Cash flow provided by financing activities	950,003

Net increase in cash and cash equivalent	(26,654)
Cash and cash equivalents at beginning of the period	39,075

Cash and cash equivalents at end of the period	$12,421

See accompanying notes to condensed consolidated interim financial statements.

SFG FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.  Unaudited Statements

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the nine months ended October 31, 2007 and 2006 have been included.

The operating results for the nine months ended October 31, 2007 are not necessarily indicative of the results to be expected for the January 31, 2008 year end.

2.  Background, Basis of Presentation and Reverse Acquisition Transaction

a.	Merger
On March 6, 2007, SFG Financial Corporation (“SFG”) entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), pursuant to which COESfx Acquisition Corp. (“Acquisition”), a wholly owned subsidiary of SFG merged with and into XLFX, Inc. (formerly COESfx Holdings, Inc.) (“XLFX”). On July 18, 2007 Acquisition completed the merger with XLFX, which made XLFX a wholly owned subsidiary of SFG. In connection with the merger SFG issued 94,686,144 shares of common stock to the former XLFX stockholders, and also granted irrevocable rights to the XLFX stockholders to receive an additional 261,876,544 shares of SFG common stock. Under the terms of the Merger Agreement, the former stockholders of XLFX hold approximately 96% of the issued shares of SFG. As the former stockholders of XLFX control SFG after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, XLFX is deemed to be the acquirer and SFG, the legal acquirer, is deemed to be the acquired entity. No goodwill was recognized as SFG was a “shell” company.

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
Income taxes are accounted for by the asset/liability approach in accordance with FAS-109 (Accounting for Income Taxes). The provision for income taxes represents the total income taxes paid or payable for the current year. As of October 31, 2007 the Company did not have a deferred tax asset or liability.

3.  Going Concern

The accompanying balance sheet has been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  The Company has sustained substantial losses since inception and at October 31, 2007 an accumulated deficit of $7,423,683 and its current liabilities of $816,407 exceeded its current assets by approximately $800,000.

The Company has reached an understanding with a National Futures Association registered Futures Commission Merchant to clear all transactions entered into by customers on the ECN platform. Based on the understanding, the Company will receive a fee on each transaction entered into by our customers and pay a fee to the clearing firm.

4.  Fixed Assets

Property and Equipment consist of the following:

Description	Cost
Furniture & Fixtures	$14,270
Computer equipment	221,078
Leasehold Improvements	18,500
Telephone system	15,642
Total cost	269,490

Less: accumulated depreciation	262,040
et property and equipment	$7,450

Depreciation and amortization expense for the nine months ended October 31, 2007 on the property and equipment was $6,275. Depreciation on furniture, fixtures and equipment, and amortization of leasehold improvements is computed under the Straight-line method. Depreciation and amortization is calculated using three years for the computers, five years for the telephone equipment, ten years for furniture and fixtures, and the remaining lease term for the leasehold improvements.

The Trading Platform consists of software and programming that has been capitalized as follows:

Year ended January 31,	Cost
2003	$445,730
2004	520,261
2005	342,374
2006	355,965
2007	454,920
2008	8,000
Total cost	2,127,250

Less accumulated amortization	(1,338,008)

Net trading platform	$809,242

Amortization expense for the nine months ended October 31, 2007 on the trading platform was $252,398. Amortization of the Trading Platform is computed using the straight-line method over a five year period.

5.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses represent expenses that the Company has incurred in its normal course of business.

6.  Loans Payable

The Company has been advanced the sum of $80,000 in an exchange for a promissory note dated September 29, 2006. This note is guaranteed by the Company, is a demand instrument and bears interest at 5% per annum. The note may be prepaid at any time without penalty and includes a 15% late charge if payment is not made within one day of demand. Interest of $1,999 has been accrued on this note as of October 31, 2007.

The Company has borrowed funds from two unrelated entities. These funds are payable upon demand and bear interest at 9% per annum. Interest of $7,750 has been accrued on these loans as of October 31, 2007.

7.  Income Taxes

The Company does not have a provision for federal income taxes due to a significant Net Operating Loss carry forward available for its use.

8.  Lease Obligation:

The Company leases office space in Plainview, New York. The lease is non-cancelable and expires on November 30, 2007.

The Company has leased new office space which it will be moving into November 1, 2007. It has signed a one year lease for office space in Deer Park, New York and a four month lease for office space in New York, New York.

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

The Company is obligated under these leases as follows:

YEAR ENDING JANUARY 31,	AMOUNT OF LEASE PAYMENTS
2008	$55,879
2009	$44,606
2009	- 0 -
2010	- 0 -
2011	- 0 -

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

Three Month Period Ended October 31, 2007

Results of operations for the three month ended October 31, 2007 are as follows:

For the three months ended October 31,	2007	% of Revenues

Revenues	$0	NM

Operating expenses:
Selling, general and administrative expenses	412,161	NM
Depreciation and amortization	74,515	NM

	486,676	NM

Net (Loss)	$(486,676)	NM

NM - Not meaningful

Revenues for the three months ended October 31, 2007 were $0 due to the curtailment of activity on the ECN Platform.

Operating expenses were $486,676 for the period.

Selling, general and administrative expenses were $412,161 for the period. These expenses were primarily composed of payroll, rent and utilities

Depreciation and amortization was $74,515 for the period. These expenses related primarily to the ECN Platform.

Nine Month Period Ended October 31, 2007

Results of operations for the nine months ended October 31, 2007 are as follows:

For the nine months ended October 31,	2007	% of Revenues

Revenues	$0	NM

Operating expenses:
Selling, general and administrative expenses	1,125,492	NM
Depreciation and amortization	258,673	NM

	1,384,165	NM

Net (Loss)	$(1,384,165)	NM

NM - Not meaningful

Revenues for the nine months ended October 31, 2007 were $0 due to the curtailment of activity on the ECN Platform.

Operating expenses were $1,384,165 for the period.

Selling, general and administrative expenses were $1,125,492 for the period. These expenses were primarily composed of payroll, rent and utilities

Depreciation and amortization was $258,673 for the period. These expenses related primarily to the ECN Platform.

Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

Cash	$12,421
Working Capital Deficit	$803,986
Stockholders’ Equity	$37,191

The Company had cash as of October 31, 2007 of $12,421, a decrease of $26,654 from January 31, 2007. Based on our current cash balance and additional infusions of cash after the balance sheet date, management believes that we can satisfy our cash requirements through December 31, 2007.

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

The decrease in cash was due to:

Net cash (used by) operations	$(890,916)

Cash flow from investing activities:
Purchase of fixed assets	(28,000)
Liabilities acquired (reverse merger transaction)	(57,741)
Cash used in investing activities	(85,741)

Cash flow from financing activities:
Proceeds from sale of preferred and common stock	950,003
Cash flow provided by financing activities	950,003

Net decrease in cash	$(26,654)

Net cash of $890,916 used in operating activities was primarily due to a net loss of $1,384,165, offset primarily by depreciation and amortization of $258,673.

Net cash of $85,741 used in investing activities was primarily due to an increase of liabilities acquired in connection with the acquisition.

Net cash of $950,003 provided by financing activities was due to the proceeds of the sale of Series A Preferred shares, common shares and the exercise of a warrant.

Future Contractual Obligations

The following table shows the Company's contractual obligations related to lease obligations as of October 31, 2007:

	Payments due by period
	Total	Less than 1 year	1 - 2 years
Contractual obligations	$100,486	$100,486	$--

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

ITEM 3 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2 – UNREGISTER SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2007, the Company sold 5,252,292 shares of common stock at a purchase price of $.04760733686 for aggregate proceeds of $250,000.

In October 2007, the Company sold 30,000 shares of Series A Preferred Stock at a price of $1,000 per share for aggregate proceeds of $30,000. The Company agreed to register the shares of common stock underlying the Series A Preferred stock after they have been converted and upon receipt of a request to have the shares registered.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act.

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

SFG FINANCIAL CORPORATION

Dated: December 17, 2007	By:	/s/ LEONARD NEUHAUS
Leonard Neuhaus
Chief Executive Officer and
Chief Financial Officer