Form 10KSB
period 2008-01-31
SFG FINANCIAL CORP
filed 2009-02-13
CIK 751418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

X	ANNUAL REPORT UNDER SECTION13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2008

COMMISSION FILE NUMBER 0-13635

SFG FINANCIAL CORPORATION
(Name of small business issuer in its charter)

Delaware	13-3208094
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

P.O. Box 623
Syosset, NY	11791
(Address of Principal executive offices)	Zip Code

Issuer’s telephone number (516) 247-9104

Securities registered under Section 12 (b) of the Exchange Act: None
Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB.   [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes [ X ] No [ ]

Issuer had revenues of $14,536 for the fiscal year ended January 31, 2008.

The aggregate market value of the voting common stock held by non-affiliates as of February 9, 2009 is $9,592,246.80.
As of February 10, 2009, the Registrant had 66,499,691 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

TABLE OF CONTENTS

PART I

Item1.	Description of Business

Overview

SFG Financial Corporation (the “Company”), formerly named SFG Corporation, was incorporated in Delaware on November 9, 1983.  From January 2002 to March 2007, we had no operations and our company was a corporate shell.

Since early 2002, we have sought to engage in a material corporate undertaking, including, but not limited to, selected mergers and acquisitions and continued to seek a suitable merger partner.  Our plans since 2002, have been to enter into a business combination with an operating company in exchange for our securities.

On March 6, 2007, we entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), pursuant to which COESfx Acquisition Corp. (“Acquisition”), a wholly owned subsidiary of the Company merged with and into COESfx Holdings, Inc. n/k/a XLFX, Inc. (“XLFX”). On July 18, 2007, Acquisition completed the merger with XLFX, which made XLFX our wholly owned subsidiary. Under the terms of the Merger Agreement, the former stockholders of XLFX hold approximately 96% of the issued shares of the Company. As the former stockholders of XLFX control the Company after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, XLFX is deemed to be the acquirer and the Company, the legal acquirer, is deemed to be the acquired entity. No goodwill was recognized as we were a “shell” company.

XLFX was organized in 2005 and is the parent corporation of COESfx, Inc. ("COESfx"). COESfx was founded in 2002 to develop and provide the foreign exchange industry with a completely integrated, real time, electronic currency trading platform (the “ECN Platform ”). The ECN Platform is designed to allow all foreign exchange Participants, big or small, access to a central market capable of providing a liquid trading market where foreign currency order flow is executed and settled anonymously at the best bid/ask prices available. XLFX launched its current ECN Platform in April 2004 after more than two years of development. In 2006, XLFX began the development of a new ECN Platform (now called the “EpathFX ECN Platform”).

 The Foreign Exchange Market

Prior to the introduction of on-line foreign exchange trading platforms, the foreign exchange market operated as a non-centralized, inter-bank marketplace where the top Tier 1 Banks (effectively the primary dealers) made their prices available either directly to their customers or through intermediary trading desks and platforms to all other market participants (price takers). As such, there was:

	No physical location or central exchange open to all participants; and

	No central, automated, real time, 24 hour market-priced trade execution platform available in the market.

Until on-line trading platforms were introduced to the foreign exchange market, the only way non-top Tier market makers and traders could access the market to transact business was either: (i) directly with the top Tier 1 banks; (ii) through broker trading desks on a “ price request basis ” or (iii) intermediary electronic trading platforms where the price quoted was the bid/ask price of the broker or bank-sponsor which marked up or down (i.e., spreading) the pricing it received from Tier 1 banks.

Existing EpathFX ECN Platform

The EpathFX ECN Platform is designed to allow banks, institutional trading firms, hedge funds, brokerage firms and retail day traders (the “ Platform Customers ”) to anonymously place and execute their orders in a multitude of foreign currency cross trading markets at the “ best bid/best asked ” posted on the system.  The EpathFX ECN Platform is designed to give every market participant, large or small, an opportunity to offer their own prices to the world foreign exchange market and affords all participants equal, real time, non-discriminatory access to the prices of others through real time streaming prices (“STP”).

Prices on the EpathFX ECN Platform can be generated from two sources:


Liquidity Providers:   Our EpathFX ECN Platform is designed to obtain liquidity from several foreign exchange market dealers and global banks who stream their foreign exchange bid/ask market pricing, updated as frequently as 5 times per second. The bid/ask prices supplied by the liquidity providers are dealable , which means that any trader using the system can execute its order to buy or sell against such posted bid/ask price in the volume that such bid/ask price is indicated. Competitive platforms often provide, especially in fast moving markets, requests for quote pricing rather than the fully executable prices offered by us. Because these Liquidity Provider quotes are refreshed at least 5 times per second, the EpathFX ECN Platform maintains the ability to handle customer order flow at all times in contrast to the request for quote platforms.


Platform Customers:   Unlike the majority of other intermediary foreign exchange trading platforms, our business model allows Platform Customers to anonymously display their bid/ask prices on the system. In this way, all Futures Commission Merchants (FCM’s), introducing brokers, hedge fund managers, institutional traders and retail day traders who participate on the EpathFX  Platform can have their bid/ask prices anonymously posted on the EpathFX ECN Platform.

The system architecture is designed to allow these two levels of EpathFX ECN Platform participants to execute trades anonymously on the system among themselves. In addition, EpathFX ECN  Platform Customers are permitted to access the EpathFX ECN Platform and, without posting bid/ask quotes, view all anonymously posted quotes and buy or sell at the best bid/best ask quoted by those posting quotes on the EpathFX ECN Platform.

Revenue Sources

           The EpathFX ECN Platform is designed to function solely as an unbiased foreign exchange trade execution intermediary.  As such, the bid/ask price displayed on the EpathFX ECN Platform at any time for any currency pair quoted reflects no input or modification by SFG Financial Corporation or the EpathFX ECN Platform.

We will not generate revenue from trading profit, but, rather, from trade volume-based fees received as a result of trades executed on the EpathFX ECN Platform.  The Company’s Revenue Model is predicated on providing Platform Customers with the “ best all-in ” cost per trade.  We believe that this provides a more cost effective model for the Platform Customers, particularly during times of fast moving markets when the trading desk spreads can be more than $.0002.

In addition to the volume-based transaction fee paid by Platform Customers with respect to each trade executed on the ECN Platform, we may also receive: (i) licensing fees for the white labeling of the EpathFX ECN Platform and (ii) various fees from FCM’s including rebates, margin interest and swaps.

Clearing Operations

In 2006, XLFX discontinued its clearing operations, which were formerly performed by the Company’s wholly owned subsidiaries SPOT FX Corp. (“Spot”) and COES Clearing, Inc. (“COESfx Clearing”). SPOT and COESfx Clearing withdrew their memberships with the National Futures Association (“NFA”) and as a result thereof the Company no longer functions as a futures commission merchant (“FCM”) or clearing firm.

Competition

A number of companies currently offer on-line foreign exchange trading, however, we believe that other than one new entry, we are the only electronic foreign exchange trading platform using its technology to provide customers with a central foreign exchange best bid/best ask function, without mark-ups or mark-downs.  Major on-line foreign exchange trading competitors include, among others:  Gain Capital, Hotspotfx, Forex Capital Markets, eforeign exchange, Oanda, Global Forex Trading, Fx Solutions and Lava Trading.  Many of these companies have been in the market for a number of years and represent established currency exchange forums.

We believe that there is limited competition in the Straight Through Processing (“STP”) ECN marketplace. Our new EpathFX ECN Platform will allow for a tighter bid/ask spread than other major competing electronic trading platforms because of its STP pricing.  Foreign exchange market participants (other than Tier 1 dealers) either trade in what we believe to be an antiquated fashion (without an electronic platform) or trade through intermediary trading platforms. Those that trade through these intermediaries are trading with platforms that mark up or mark down its pricing, spread its fees and/or have a trading desk. Thus, we believe that the best price feature of our STP EpathFX ECN Platform will be preferred.  We also believe that over the past five years we have developed proprietary technology which provides a superior Platform with superior execution.

Intellectual Property

We do not have any patents or copyrights with respect to intellectual property.  We rely strictly on confidentiality and other agreements to protect such rights as well as common law principles.

Government Regulation

           In the United States and most countries in which we will conduct significant operations, there is limited direct regulation of the currency markets other than pursuant to laws applicable to businesses generally. We may be subject to regulatory requirements which may be adopted in the future.

Employees

We currently employ one  full time salaried employee, one part-time salaried employee and one consultant.

RISK FACTORS

BUSINESS AND COMPANY RISKS

We currently generate minimal revenue.  If we continue to generate only minimal revenue, we would be forced to cease operations.

We are presently in the development stage. Our operating subsidiaries, COESfx Clearing and SPOT have generated minimal revenues from operations since 2004.. In 2006 XLFX decided to close its clearing operations (formerly conducted through COESfx Clearing and SPOT) and to concentrate its available capital on the redevelopment of the EpathFX ECN Platform. There can be no assurance that the new EpathFX ECN Platform will be fully developed and, if developed, will be commercially viable. Moreover there can be no assurance that the newly designed platform will result in the generation of any meaningful revenues or yield profits. Accordingly, future operating results will depend on many factors, including our ability to complete the new EpathFX ECN Platform, successfully introduce such Platform into the marketplace and implement its business plan.  In the event that we fail to successfully complete and introduce the new ECN Platform, we may be forced to raise additional capital and, failing that, could be forced to suspend operations and unwind business. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. Moreover, due to our limited operating history, any evaluation of the business and prospects must be made in light of the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets.

We are dependent on securing the services of a Futures Commission Merchant as a clearing firm.

In order to generate revenues, trades must occur on our EpathFX ECN Platform. In order for trading to commence on the EpathFX ECN Platform, we must enter into an agreement with an entity to provide us with clearing services (Futures Commission Merchant (“FCM”) as a Clearing Firm). The Clearing Firm must be an FCM that is a member of the NFA or a foreign based clearing firm. We will require the Clearing Firm to perform the following services: (i) clearing of all Platform trades; (ii) collecting, maintaining and reconciling margin balances; (iii) reporting trade data; (iv)back office compliance and regulatory record keeping; (v) maintaining all customer account records and (vi) regulatory compliance functions. In the event that we do not enter into an agreement with a FCM Clearing Firm (or in the event fails to maintain such agreement after it is entered into), we will not be able to generate revenues and will not be able to remain in business. Moreover there can be no assurance that even if an agreement is reached with a FCM Clearing Firm, that such agreement will be on terms sufficient to allow us to generate profits.

We are dependent on our FCM Clearing Firm establishing Liquidity Provider sponsorship and credit facilities

In the event we enter into an agreement with a FCM Clearing Firm and the Clearing firm fails to establish and/or maintain adequate liquidity providers for the provision of price quotes for our EpathFX ECN Platform, the EpathFX ECN Platform would not operate efficiently and would be unattractive to customers. Moreover we will be dependent on the ability of the FCM Clearing Firm to provide prime brokerage and credit facilities to Platform customers on terms competitive to other foreign exchange platforms. The FCM Clearing Firm’s inability to establish and maintain such relationships and/or in its inability to provide customers with adequate credit facilities would adversely effect our ability to generate revenues sufficient to cover our cost of operation and/or generate profits.

We are dependant on our FCM Clearing Firm’s computer and network systems and any failure on the part of the FCM Clearing Firm to maintain their computers and networks systems would be detrimental to our operations.

           The computer and network systems of our FCM Clearing Firm and its liquidity providers must continually interface with the EpathFX ECN Platform so that a constant flow of price, order and other data information is successfully transmitted and received.  Material problems in transmitting, receiving, storing and/or accessing such price and data information will result in a substantial negative effect on the EpathFX Platform. We intend to negotiate with multiple FCM Clearing Firms in order to limit the effect that problems with any single source would have on the Platform. There can be no assurance that such negotiations will be successful. The failure to establish multiple FCM Clearing Firm relationships could have a material adverse effect on our business, financial condition and operating results.  As the marketplace in which we operate changes and as competition intensifies in the online currency trading market, it may become more difficult or expensive to secure and maintain relationships with FCM Clearing Firms and liquidity providers.

We need significant infusions of additional capital, which may result in dilution to your ownership and voting rights in us.

Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $500,000 in outside funding to implement our plan of operation over the next twelve months. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities in the areas of marketing and research and development until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects and force us to curtail our business operations. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. If we do not receive funding at lower prices, this will have a dilutive effect on the value of our securities issued at higher prices. Further, the sale, or potential sale of large amounts of our securities will, in all likelihood, have a depressive effect on the price of our securities which will affect the value of your investment.

Our industry is price competitive and our inability to compete with competitors who offer similar products and services at lower costs will be a detriment to our business.

The foreign exchange business is very competitive and, as a result, generating and maintaining customers is very dependent on the price and quality of our service. Unless we are able to attract significant customers to our new EpathFX ECN Platform while at the same time, generating adequate volume-based revenue, we will fail to generate the operating gross margin we require to cover our overhead.

Many of our competitors are larger in size and more technologically advanced.

Many of the companies that we compete with are larger and more capitalized, which gives them an opportunity to compete on the basis of price more effectively.  While we believe that our new EpathFX ECN Platform will be technologically competitive, the risk exists that a competitor will develop a less costly, equal or better electronic trading platform that would render our product obsolete.  We are subject to the risk that competitors will develop electronic trading platforms comparable to our new EpathFX ECN Platform and employ such competing electronic trading platforms in a central foreign exchange function similar that is currently available from us. In such an event, we could be subject to material price competition, with the result that we may substantially fail to achieve its revenue objectives and, in the worst case scenario, we could fail.

If we fail to maintain a low operating overhead, we will not be profitable

Our business model is based on the assumption that we will be able to operate our business with an operating overhead that is low relative the level of revenues that we project. If this assumption is incorrect, we could be far less profitable than it currently projects. In such an event, we may substantially fail to achieve our earnings objectives.

Our technology is subject to service disruptions which could cause us to lose customers and therefore inhibit our ability to generate revenue.

           The success of our business will depend on the security and stability of the EpathFX ECN Platform and, in part, on the security and stability of the network infrastructures of the FCM Clearing Firms and other third-party providers, over which we will have no control. Information provided by our FCM Clearing Firms and our respective price and data providers could be disrupted for numerous reasons including, but not limited to, system breakdowns, system overloads, compatibility issues and a variety of other unforeseen computer malfunctions. The potential also exists that our systems may not be able to meet the demand of customers trading on the EpathFX ECN Platform. Moreover, despite the implementation of security measures, the infrastructure and the infrastructures of the FCM Clearing Firms and other providers are vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties, such as the sending of excessive volumes of unsolicited bulk e-mail or "spam," could lead to interruptions, delays, or cessation in service to customers. Third parties could also potentially jeopardize the security of confidential information stored in our computer systems or its customers' computer systems by their inappropriate use of the Internet, which could cause losses to EpathFX Platform customers or the Company or deter persons from trading on the EpathFX ECN Platform. Inappropriate use of the Internet includes attempting to gain unauthorized access to information or systems, commonly known as "cracking" or "hacking." Although we intend to continue to implement security measures to prevent this, "hackers" have circumvented security measures in the past, and others may be able to circumvent our security measures or the security measures of our third-party network providers in the future.

 To alleviate problems caused by system breakdowns and malfunctions, computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay, or cease service to EpathFX Platform Customers, which could have a material adverse effect on business, financial condition, and results of operations. Any network malfunction or security breach could cause transactions to be delayed, not completed at all, or completed with compromised security. EpathFX Platform Customers or others may assert claims of liability against us as a result of any failure by us or the FCM Clearing Firms to prevent these network malfunctions and security breaches. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of trading on the EpathFX Platform.

We are subject to governmental regulations and any failure on our part not to abide by those regulations could detrimentally affect our business.

 In the United States and most countries in which we will conduct major operations, there is limited direct regulation of the currency markets other than pursuant to laws applicable to businesses generally. Adverse changes in the legal or regulatory environment relating to the currency markets in the United States, Europe, Japan or elsewhere could have a material adverse effect on our business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of currency trading are now under consideration. We are unable at this time to predict which, if any, of such proposals may be adopted and, if adopted, whether such proposals would have an adverse effect on its business, financial condition and operating results.

           Moreover, the manner in which existing domestic and foreign laws will or may be applied to currency transactions is uncertain, as is the effect on the Company’s business given different possible applications. Similarly, the Company is unable to predict the effect on the Company from the potential future application of various domestic and foreign laws governing currency transactions.  The Company will rely on Internet services, in part, through data transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for wire line communications.

           Certain aspects of the foreign exchange industry are currently subject to direct regulation by the NFA and the Commodity Futures Trading Commission (the “CFTC”). Our FCM Clearing Firms will be subject to these regulations in the event that they are present in the United States. The failure by any of our future FCM Clearing Firms to meet such regulations may have an adverse effect on our ability to operate the EpathFX ECN Platform. Future regulation by the Securities and Exchange Commissions (the “SEC”) the Financial Industry’s Regulatory Authority (“FINRA”) the Treasury Department or another regulatory agency may occur.  The NFA and CFTC continually adopt new regulations and requirements which have material effects on the manor in which we operate. Recently the CFTC and the NFA increased the net capital requirements needed for the Company’s clearing firms to engage in business as an FCM. The new capital rules effective as of January 1, 2008 require clearing firms to maintain minimum net capital of $20,000,000. These requirements may make it more difficult for the Company to obtain relationships with FCM Clearing Firms. Additional legislation could dampen the growth in currency trading and decrease its acceptance as a commercial trading platform.  If enacted, any such laws, rules or regulations could limit the market for the EpathFX Platform.

There can be no assurance that financing would be available on acceptable terms, or at all, especially in light of recent economic conditions.

In recent months, worldwide economic conditions have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities, and could cause us to slow or reduce spending on our research and development activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

We may experience uninsured losses, which will result in a decrease of our potential profits.

           We intend to secure comprehensive insurance, including general liability, fire and extended coverage, which we considers adequate. However, there are certain types of losses that may be uninsurable or not economically insurable. If such a loss should occur, we would, to the extent that we are not covered for such loss by insurance, suffer a loss of the capital invested in, as well as anticipated profits and/or cash flow from, such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct business, to expand operations or to acquire additional subsidiaries. There is no assurance that any insurance coverage maintained by us will be adequate, that we can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect our ability to economically obtain or maintain such insurance.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and which may force us to cease operations.

In their report dated January 31, 2009, our independent auditors stated that our financial statements for the year ended January 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of substantial losses since inception and accumulated deficit. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate revenues. If we are unable to continue as a going concern, you may lose your entire investment.

Our common stock is quoted on the Pink Sheets. As a result, our common stock is subject to trading restrictions as a “penny stock,” which could adversely affect the liquidity and price of such stock.

Because our common stock is not listed on any national securities exchange, its shares are subject to the regulations regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share. The following is a list of the general restrictions on the sale of penny stocks:


Prior to the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser's financial condition and investment experience and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding and obtain the purchaser’s signature on such statement.


A broker-dealer must obtain from the purchaser an agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.” A broker-dealer may not effect a purchase of a penny stock less than two business days after a broker-dealer sends such agreement to the purchaser.


The Exchange Act requires that prior to effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a “risk disclosure document” that contains, among other things, a description of the penny stock market and how it functions and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.

	A dealer that sells penny stock must send to the purchaser, within ten days after the end of each calendar month, a written account statement including prescribed information relating to the security.

These requirements can severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to be willing to undertake these compliance activities. Because our common stock is subject to the rules and restrictions regarding penny stock transactions, an investor’s ability to sell to a third party and our ability to raise additional capital may be limited.

Item 2.	Description of Property

The Company is currently seeking office space in New York City, New York. The company will obtain a lease which, when finalized, will be disclosed to the shareholders.

Item 3.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, we are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our proposed future business, financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

The following actions were taken pursuant to the written consent of a majority of the holders of our voting capital stock, dated January 15, 2008, in lieu of a special meeting of the stockholders:

1. Our Certificate of Incorporation was further amended to:

(a) increase our authorized shares of common stock par value $.001 from 100,000,000 shares to 125,000,000 shares; and

(b) create 10,000,000 shares of blank check preferred stock.

2. To effect a reverse stock split of our issued and outstanding shares of Common Stock at the ratio of 7.351808 for 1; and

3. In addition, the holders of a majority of our voting stock adopted our 2008 Incentive Stock Plan.

PART  II

Item 5.	Market for Common Equity and Related Stockholder Matters

Our Common Stock trades on the Electronic Pink Sheets under the symbol SFGF.PK.  The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for OTC securities in real time.

The approximate number of holders of our Common Stock on January 31, 2008 was 694.

The following table reflects the high and low prices (for our common stock on a quarterly basis for the fiscal years ended January 31, 2008, 2007 and 2006).

	Fiscal 2008		Fiscal 2007		Fiscal 2006
Quarter ended	High	Low	High	Low	High	Low
April 30.20		.05	0.10	0.10	0.15	0.14
July 31.10		.05	0.10	0.06	0.14	0.08
October 31.25		.08	0.07	0.06	0.10	0.08
January 31.10		.05	0.07	0.05	0.10	0.10

The quotation shown may reflect inter-dealer prices, without mark-up, markdown or commissions and may not necessarily represent actual transactions.

We have never declared or paid any cash dividends on our common stock nor do we intend to do so in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, any applicable contractual restrictions and such other factors as our board of directors deems relevant.

CAPITAL STOCK.

We are authorized to issue 125,000,000 shares of common stock $0.001 par value and 10,000,000 shares of preferred stock at $0.001 par value. As of February 10, 2009, there were 66,499,691 common shares and 0 preferred shares issued and outstanding. All shares of common stock outstanding are validly issued, fully paid and non-assessable.

VOTING RIGHTS.

Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of shareholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the holders of common stock holding, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

Equity Securities Sold Without Registration

On November 20, 2007, we entered into subscription agreement with Gilbert White whereby we sold to Mr. White 400,000 shares of our common stock at a purchase price of $0.25 per share for an aggregate purchase price of $100,000.

On November 7, 2007, we entered into a subscription agreement with Pasqualle Vallone whereby we sold to Mr. Vallone 400,000 shares of our common stock at a price of $0.25 per share for an aggregate purchase price of $100,000.

On December 6, 2007, we entered into subscription agreement with John Dowdle whereby we sold to Mr. Dowdle 714,285 shares of our common stock at a purchase price of $0.35 per share for an aggregate purchase price of $250,000.

Except as may be stated otherwise above, all of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

This discussion of the Company’s financial condition and results of operations contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in the Company’s operations, development efforts and business environment, the other risks and uncertainties described in the section entitled “Risk Factors” in this Form 10-KSB  and the other risks and uncertainties described elsewhere in this joint proxy statement/prospectus. All forward-looking statements herein are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement.

OVERVIEW

On March 6, 2007, we entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), pursuant to which COESfx Acquisition Corp. (“Acquisition”), our wholly owned subsidiary merged with and into XLFX. On July 18, 2007, Acquisition completed the merger with XLFX, which made XLFX our wholly owned subsidiary. Under the terms of the Merger Agreement, the former stockholders of XLFX hold approximately 96% of our issued shares. As the former stockholders of XLFX control the Company after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, XLFX is deemed to be the acquirer and the Company, the legal acquirer, is deemed to be the acquired entity. No goodwill was recognized as we were a “shell” company.

COESfx Holdings, Inc. n/k/a XLFX, Inc. (“XLFX”), which derives its name from an acronym standing for Currency Order Execution System, was organized in 2005 and is the parent corporation of COESfx, Inc. ("COESfx"). COESfx, Inc. was founded in 2002 to develop and provide the foreign exchange industry with a completely integrated, real time, electronic currency trading platform (the “ECN Platform”). The ECN Platform is designed to allow all foreign exchange Participants, big or small, access to a central market capable of providing a liquid trading market where foreign currency order flow is executed and settled anonymously at the best bid/ask prices available. XLFX launched its current ECN Platform in April 2004 after more than two years of development. In 2006, XLFX began the development of a new EpathFX ECN Platform.

FORWARD-LOOKING STATEMENTS

The information in this annual report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2008 has decreased compared to the cash balance at January 31, 2007.  As of January 31, 2008, our cash balance was $28,946 as compared to $39,075 at January 31, 2007. The decrease in cash was mainly due to general and administrative expenses.

In the first half of calendar year 2007, the Company's primary focus was to complete its new technology for the EpathFX ECN Platform. To ensure that the Company had sufficient resources to complete the technology rewrite, it raised $700,000 in a preferred stock placement, $500,000 in a common stock placement and $152,500 of loans which become due at the time of the completion of the merger. The company also had a loan on its books at January 31, 2008 of $80,000.

There are no other lines of credit available to us to refinance our short-term loans. Additionally, we currently do not have any other sources of financing available to us for refinancing our short-term loans.

PLAN OF OPERATIONS

We currently do not have any material commitments for capital expenditures and we expect our capital requirements to increase over the next several years as we continue to develop and test our platform, increase marketing and administration infrastructure, and continue to develop in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives, the cost of hiring and training additional sales and marketing personnel to promote our products and the cost and timing of the expansion of our marketing efforts.

Based on our current business plan, we anticipate that our existing cash balances and cash generated from future sales may not be sufficient to permit us to conduct our operations and to carry out our contemplated business plans for the next twelve months. As a result, we will need additional financing and may seek to raise funds from investors through securities offerings to expand our operations, using new capital to develop new technology and respond to competitive pressures while continuing to develop the product research and development of the EpathFX ECN Platform.   There can be no assurance that we will be able to obtain additional financing and therefore continue our operations or that financing will be available to us on acceptable terms.  We do not expect any significant purchases of plant and equipment and we do not expect a significant increase in our number of employees, especially in light of current worldwide economic conditions.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JANUARY 31, 2008 COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2007

For the fiscal year ended December  31, 2006 we had total losses of $ 1,856,124 and revenue of $2,379,042, compared to net loss of $15,385,370 and revenue of $14,536 for the fiscal year ended January 31, 2008.  The decrease in revenue is due to the Company’s decision to focus on the development of the Epath FX ECN trading platform.  The transition from the old COES FX trading platform to the new EPath FX ECN platform resulted in the reduction of sales and revenues of the old COES FX Platform.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Merger

On March 6, 2007, we entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), pursuant to which COESfx Acquisition Corp. (“Acquisition”), our wholly owned subsidiary merged with and into XLFX, Inc., formerly COESfx Holdings, Inc. (“XLFX”).  On July 18, 2007, Acquisition completed the merger with XLFX which made XLFX our wholly owned subsidiary of SFG.    Under the terms of the Merger Agreement, the former stockholders of XLFX hold approximately 96% of the issued shares of SFG.  As the former stockholders of XLFX control the Company after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, XLFX is deemed to be the acquirer and SFG, the legal acquirer, is deemed to be the acquired entity.  No goodwill was recognized as we were a “shell” company.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company earned its revenue in various ways. It received a transaction fees for each transaction executed using its trading Platform, the clearing companies earned additional revenue from interest earned on client’s funds as well as interest differential on swaps and  roll-overs. The Company earned commissions and rebates from licensed users of the Trading Platform. Commissions, rebates and related expenses are recorded on a trade date and transaction basis.

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

Earnings per Share

Earnings per share are based on the weighted-average number of shares of common stock outstanding in each year.  The Company maintains a capital structure which consist of capital stock and includes no potential dilution via conversions, exercise of options or other arrangements that would increase the number of shares outstanding.

Income Taxes

Income taxes are accounted for by the asset/liability approach in accordance with FAS-109 (Accounting for Income Taxes).  The provisions for income taxes represents the total income taxes paid or payable for the current year.  As of January 31, 2008, the Company did not have  deferred tax asset or liability.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will be effective for the Company’s 2009 fiscal year and was required to be adopted by the Company effective February 1, 2009. Management at this time has not evaluated the impact, if any, of adopting SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of our fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations (revised 2007).” This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R will be effective for our fiscal year beginning February 1, 2009, and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

In February 2008, FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on February 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, is not expected to have a material effect on the Company’s consolidated financial statements. The Company is currently assessing the impact, if any, of SFAS No. 157 relating to its planned February 1, 2009, adoption of the remainder of the standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133”, which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of the adopting this statement.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAB No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective upon approval by the SEC. the standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

Item 7.	Financial Statements

Financial statements appear at the end of this Report.

Item 8.	Changes In And Disagreements with Accountants On Accounting And Financial Disclosure.

On June 11, 2008, the Company dismissed its independent registered public accounting firm, Thomas Bauman, C.P.A. (“Mr. Bauman”).  The Company’s decision to dismiss Mr .Bauman was approved by its Board of Directors on June 3, 2008.

Mr. Bauman’s report on the Company's financial statements for the fiscal years ended January 31, 2007 and 2006, and contained an explanatory paragraph indicating that there was substantial doubt as to the Company's  ability to continue as a going  concern.  Other than such statement,  no report of Mr. Bauman on the financial statements of the Company for either of the past two years  contained an adverse opinion  or  disclaimer  of  opinion,   or  was  qualified  or  modified  as  to uncertainty, audit scope or accounting principles.

During the Company's  two most recent fiscal years ended  January 31, 2008 and  2007 and the subsequent  interim period through  June 11, 2008  , there  have been no disagreements  with Mr. Bauman on any matter of accounting  principles or practices,  financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mr. Bauman, would have caused it to make reference to the subject matter of the  disagreement  in connection with its  reports.

On June 3, 2008, the Board of Directors approved the Company’s engagement of Stark Winter Schenkein & Co., LLP (“SWS”)  as independent registered public accounting firm for the Company.  The Company engaged SWS on June 16, 2008.

During the Company's two most recent fiscal years ended  January 31, 2008 and 2007 and the subsequent  interim period through  June 16, 2008, neither the Company nor anyone on its behalf  consulted with SWS  regarding (i) the application  of accounting  principles to a specified proposed or  contemplated transaction,  (ii) the type of  audit  opinion  that  might be  rendered  on the Company's  financial  statements,  (iii) or oral  advice  that was an  important factor considered by us in reaching our decision as to any accounting,  auditing or  financial  reporting  issue or (iv) any  matter  that was the  subject  of  a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-K (there being none).

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were ineffective as of January 31, 2008.

The Company has taken initial steps, outlined below, and will continue to take more steps to strengthen our disclosure controls, to evaluate and to remedy deficiencies and to test these procedures and controls on an ongoing basis.

The Company is seeking to hire a Chief Financial Officer (CFO), or an employee who will perform the functions of a CFO, who will strengthen the disclosure controls and procedures by implementing procedures that enhance recording, processing, summarizing and reporting within the time periods specified in the Commission’s rules and forms, simplifying certain accounting procedures, increasing training for accounting personnel, increasing documentation of accounting transactions and the related reviews, improving the timeliness and quality of financial reports to management, and improving the communications between the accounting/finance department and other areas of the Company. In addition, the Company will make increased use of its outside advisors to improve its quality of disclosure.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies .

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2008 and concluded that it is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2007. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Control over Financial Reporting

None.

Item 8B	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act .

The following table sets forth the names and ages of all directors and executive officers of the Company and the positions in the Company held by them.

Name	Age	Position
Ralph Balzano	70	Interim Chief Executive Officer (Resigned December 1, 2008), Chairman of Board, Director
Michael Caska	50	President, Chief Executive Officer, Director (Appointed December 1, 2008)
Kenneth A. Lauricella	43	Director
Paul B. Kravitz	77	Director

Ralph Balzano, age 70, was Commissioner of Information Technology and Telecommunications for the City of New York from 1993 to 1999.  Mr. Balzano was chief information officer, South Manhattan Network of the New York City Health & Hospital Corporation from 1999 to 2001. Previously he was CEO of LCS Associates, an information technology and telecommunications company. Mr. Balzano is the recipient of a number of awards including the 1997 Ellis Island Medal of Honor for Public Service and the 1997 Bronze Medal for Technology from the Smithsonian Institute Awards Program.

Michael C. Caska, age 50, has over 25 years experience at the Executive Level in the Investment Banking, Asset Management and Securities Brokerage Industry. He is a Founder of 551 FX IB Associates LLC and prior to starting 551 FX he was a Consultant to the Chairman of the Board of Ladenburg Thalmann a NYSE Member firm. Mr. Caska was the President/ Chief Operating Officer of Sands Brothers & Co, a NYSE Member. He was a Managing Director/Chief Financial Officer for Nathan & Lewis Securities Inc. a retail brokerage firm and Insurance general agency which was sold to Met Life. Mr. Caska holds a BBA in Finance and Investments from Baruch College and is Registered as a Series 7, 24, 27, 63 & 65.

Kenneth A. Lauricella, age 43, has been engaged as a private investor, for himself and through his role as trustee and financial advisor for a trust fund, for more than the past five years. In 1993 and 1994, Mr. Lauricella worked for Morgan Stanley & Company in Equity Research, analyzing telecommunications companies, writing research reports, developing financial forecasts and valuation models and communicating with clients. In a prior position, in 1990 and 1991, he worked for Arthur Andersen & Company in information technology. Mr. Lauricella earned a B.S. in Finance in 1987 from Pennsylvania State University. In 1993, he earned an MBA with distinction in Finance from the Babcock Graduate School of Management at Wake Forest University.

Paul B. Kravitz, age 77, is Chairman, a member of the Board of Directors and Chief Executive Officer of Med Gen Inc., a publicly traded company, since 1996. Prior to founding Med Gen, Mr. Kravitz was the President and CEO of AppleTree Companies, Inc., a public company.  Mr. Kravitz retired from AppleTree in 1996. From 1986 until 1992, Mr. Kravitz was the CEO and principal shareholder of The Landon Group, a financial services company. In 1992/1993, Mr. Kravitz was appointed Chairman of the Southeast Bank's Leasing Division, an appointment made by the Federal Deposit Insurance Corporation which was in the process of liquidating that bank. From 1960 until the mid-1980's, Mr. Kravitz was the CEO of several furniture companies (American Furniture Company, Inc., and Furniture Resources International, Inc. Mr. Kravitz served as a 1/Lt. USAF on active duty during the Korean War. He was Honorably Discharged from active duty in 1955 and awarded the Korean Service Medal. He served in the USAFR until he retired in 1973.  Mr. Kravitz is a graduate of Boston University with a BS Degree.

Significant Employees	None
Family Relationships	None
Involvement in certain legal proceedings	None
Audit committee financial expert	None

The Company has not yet adopted a code of business conduct and ethics that applies to all directors, officers and employees.  The Company intends to adopt a plan in the near future.

Compliance with section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Ralph Balzano, Ronald Balzano and Leonard Neuhaus each filed a Form 3 during the fiscal year ended January 31, 2008 and Ralph Balzano filed a Form 4.  None of the forms were filed in a timely manner.

Item 10.	Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last two completed fiscal years.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Michael Frey(1)	2007 2006	138,750	-	3,200	-	-	-	-	-
Ronald Balzano(2)	2006	127,500	-	3,200	-	-	-	-	-
Michael Weiner(3)	2006	138,750	-	-	-	-	-	-	-

(1)	Michael Frey was CEO from May 2002-July 2007
(2)	Ronald Balzano was President from August 2004-July 2007
(3)	Michael Weiner was Managing Partner from May 2002-July 2007

Outstanding Equity Awards at Fiscal Year-End Table.

No options were granted to our executive officers during the fiscal year ended January 31, 2008.

Stock Option Plans

No stock options were granted to the executive officers during the fiscal year ended January 31, 2008 or 2007. No stock options were exercised during the fiscal year ended January 31, 2008.

Compensation of Directors

Ralph Balzano, one of our directors, received $5,000 in 2007 as compensation for his service on the Board of Directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table contains information as of February 9, 2009 as to the beneficial ownership of the Company’s Common Stock by each person or entity who was the beneficial owner of more than 5% of the outstanding shares of that class, each person who is a director or officer of the Company and all persons as a group who are officers and directors of the Company and as to the percentage of outstanding shares held by them at February 9, 2009.

Name and Address of	Shares	Percentage of Ownership (1)
Michael Caska	0	*
Ralph Balzano (2)	538,692	*
Kenneth A. Lauricella (3)	1,050,000	1.6
Paul B. Kravitz	150,000	*
Ronald Balzano	6,040,057	9.1
Michael Frey, LLC	16,895,730	25.4
Red River Resources, Inc. (4)	5,923,417	8.9
Centurion Financial Group, LLC (5)	4,800,000	7.2
Greg Mazzeio	5,295,437	8.0
All Directors and Officers as a Group (4 persons)	1,738,692	2.6

*Denotes less than 1%

(1)	Based upon 66,499,691 shares issued and outstanding as of February 9, 2009
(2)	Includes 388,692 shares held jointly with Julia Balzano
(3)	Includes 300,000 shares held through the John A. Lauricella Testamentary Trust, of which Kenneth Lauricella is sole trustee and one of three beneficiaries.
(4)	Michael Weiner holds investment and dispositive power of the shares held by Red River Resources, Inc.
(5)	Shannon Sorbara holds investment and dispositive power of the shares held by Centurion Financial Group, LLC.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

As of January 31, 2008, the company was not involved in any transaction, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the company’s total assets at year-end for the last three completed fiscal years.

Item 13.	Exhibits

Number	Description

3.1	Articles of Incorporation (Incorporated by reference to our annual report on Form 10-KSB for the year ended January 31, 2007 filed on July 20, 2007)
3.2	Bylaws (Incorporated by reference to our annual report on Form 10-KSB for the year ended January 31, 2007 filed on July 20, 2007)
3.3	Amended and Restated Bylaws (Incorporated by reference to our current report on Form 8-K filed on August 17, 2007).
4.1	Form of Warrant (Incorporated by reference to our current report on Form 8-K filed on November 16, 2007)
10.1
Agreement and Plan of Merger, dated as of March 6, 2007, by and among COESfx Holdings, Inc., COESfx Acquisition Corp. and SFG Financial Corporation (Incorporated by reference to the current report on Form 8-K filed on April 5, 2007).

10.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of March 30, 2007, by and among COESfx Holdings, Inc., COESfx Acquisition Corp. and SFG Financial Corporation (Incorporated by reference to the current report on Form 8-K filed on April 5, 2007).

10.3	Employment Agreement between SFG Financial Corporation and Leonard Neuhaus, dated as of October 4, 2007 (Incorporated by reference to our current report on Form 8-K, as filed on October 9, 2007)
16.1	Dismissal letter from Thomas Bauman, C.P.A. (Incorporated by reference to our current report on Form 8-K, filed on July 1, 2008)
31.1	Certification by Chief Executive Officer and Principal Accounting Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act*
32.1
Certification by Chief Executive Officer and Principal Accounting Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code*

*Filed herewith

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our financial statements included in our annual report on Form 10-KSB and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB were $60,500 and $35,045 for the years ended January 31, 2008 and January 31, 2007, respectively.

AUDIT-RELATED FEES

We incurred fees of $0 and $0 for the years ended January 31, 2008 and January 31, 2007, respectively, for professional services rendered by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees", such fees were principally related to registration statements.

TAX FEES

Tax fees billed by our independent registered public accounting firm during the year ended January 31, 2008, were $0, related to tax research. No tax fees were billed for the fiscal year ended January 31, 2008.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent registered public accounting firm during the years ended January 31, 2008 and January 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SFG FINANCIAL CORPORATION

Date: February 13, 2009	By: /s/ _Michael Caska_______________
Michael Caska Chief Executive Officer, President and Director (Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ _Michael Caska______ Michael Caska	Chief Executive Officer, President and Director (Principal Executive Officer and Principal Accounting Officer)	February 13, 2009
/s/Kenneth A. Lauricella _ Kenneth A. Lauricella	Director	February 13, 2009
/s/ _Paul B. Kravitz_ Paul B. Kravitz	Director	February 13, 2009
/s/ __Ralph Balzano______ Ralph Balzano	Chairman of Board, Director	February 13, 2009

SFG FINANCIAL CORPORATION

COMPARATIVE FINANCIAL STATEMENTS

FOR THE YEAR ENDING JANUARY 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
SFG Financial Corporation

We have audited the accompanying consolidated balance sheet of SFG Financial Corporation as of January 31, 2008, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the year ended January 31, 2008, and the one month ended January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SFG Financial Corporation as of January 31, 2008, and the results of operations for the year ended January 31, 2008, and the one month ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations and has a working capital deficit and no significant revenue generating operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP

Denver, Colorado
January 31, 2009

SFG FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
JANUARY 31, 2008

ASSETS
Current Assets
Cash	$28,946
Total Current Assets	28,946

Fixed Assets
Property and equipment (net of accumulated depreciation)	6,785
Trading platform (net of accumulated amortization)	53,805
Total Fixed Assets	60,590

Other Assets
Lease security deposit	14,426
Total Other Assets	14,426

Total Assets	$103,962

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Accounts payable and accrued expenses	$917,551
Loans payable	236,328
Total Current Liabilities	1,153,879

STOCKHOLDERS' (DEFICIENCY)
Preferred Stock; $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-
Common stock; $.001 par value 125,000,000 shares authorized
63,645,033 shares issued and outstanding	63,646
Additional paid in capital	17,962,050
Subscription receivable	(325,000)
Accumulated (deficit)	(18,750,613)
Total Stockholders' (Deficiency)	(1,049,917)

Total Liabilities and Stockholders' (Deficiency)	$103,962

See the accompanying notes to the consolidated financial statements.

SFG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2008 AND DECEMBER 31, 2006,
AND THE ONE MONTH ENDED JANUARY 31, 2007

	2008	2006	2007
Revenue:
Clearing and related transaction fees	$-	$1,828,043	$-
Commission income	5,562	417,343	-
Other income	8,974	133,656	-
Total revenue	14,536	2,379,042	-

Expenses:
Selling, general and administrative expenses	14,008,412	3,067,114	153,603
Technology and infrastructure expenses	316,935	354,166	-
Introducing broker commissions	-	460,238	-
Impairment of trading platform	737,838	-	-
Depreciation and amortization expenses	336,721	353,648	895
Total expenses	15,399,906	4,235,166	154,498

Net (loss)	$(15,385,370)	$(1,856,124)	$(154,498)

Per share information - basic and diluted (Loss) per share	$(0.29)	$(0.05)	$(0.00)
Weighted Average of Number of Common Shares Outstanding	53,068,889	39,468,553	44,298,274

See the accompanying notes to the consolidated financial statements.

SFG FINANCIAL CORPORATION
Consolidated Statement of Stockholders' Equity (Deficiency)
January 1, 2006 to January 31, 2008

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED	SUBSCRIPTION
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	RECEIVABLE	TOTAL

Balance at January 1, 2006	34,585,151	$3,459	$3,564,384	$(1,354,621)	$-	$2,213,222

Shares issued during the year ended December 31, 2006	9,377,473	938	-	-	-	938
Shares sold during the year ended December 31, 2006	336,250	34	325,523	-	-	325,557
Net (loss)	-	-	-	(1,856,124)	-	(1,856,124)
Balance at December 31, 2006	44,298,874	4,431	3,889,907	(3,210,745)	-	683,593

Net (loss)	-	-	-	(154,498)		(154,498)
Balance at January 31, 2007	44,298,874	4,431	3,889,907	(3,365,243)	-	529,095

Common shares issued for services	14,210,739	6,264	11,718,486	-	-	11,724,750
Restructure of COES stock due to merger	(4,628,874)	43,187	(43,187)	-	-	-
Sale of preferred shares in subsidiary	-	-	700,000	-	-	700,000
Sale of common shares	9,014,285	9,014	815,986	-	(325,000)	500,000
Issuances of warrants for compensation	-	-	1,038,588	-	-	1,038,588
Recapitalization adjustments	750,009	750	(157,730)	-	-	(156,980)
Net (loss)	-	-	-	(15,385,370)	-	(15,385,370)
Balance at January 31, 2008	63,645,033	$63,646	$17,962,050	$(18,750,613)	$(325,000)	$(1,049,917)

See the accompanying notes to the consolidated financial statements.

SFG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2008 AND DECEMBER 31, 2006 AND THE ONE MONTH ENDED JANUARY 31, 2007

	2008	2006	2007
Cash flow from operating activities:
Net (loss)	$(15,385,370)	$(1,856,124)	$(154,498)
Adjustments to reconcile net( loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	336,721	353,648	895
Stock based compensation	12,763,338	-	-
Impairment of trading platform	737,838	-	-
Recapitalization adjustment	157,730	-	-
Receivable for common stock	(325,000)	-	-
Changes in assets and liabilities:
(Increase) decrease in other receivables	9,200	(3,670)	(5,530)
Decrease in prepaid expenses	-	47,487	-
Decrease in non current receivable	-	61,866	-
Decrease in security deposit receivable	8,259	100	124
Increase (decrease) in accounts payable	422,439	(278,123)	226,668
(Decrease) in client funds payable	-	(3,834,542)	-
Net cash provided by (used in) operating activities	(1,274,845)	(5,509,358)	67,659

Cash flow from investing activities:
Purchase of fixed assets	-	(262,400)	(231,836)
Capitalization of trading platform	(87,784)	-	-
Cash (used in) investing activities	(87,784)	(262,400)	(231,836)
\
Cash flow from financing activities:
Proceeds from sale of subsidiary's preferred stock	700,000	-	-
Proceeds from sale of common stock	500,000	326,495	-
Increase in loans payable	152,500	80,000	-
Cash flow provided by financing activities	1,352,500	406,495	-

Net (decrease) in cash and cash equivalent	(10,129)	(5,365,263)	(164,177)
Cash and cash equivalents at beginning of the period	39,075	5,568,515	203,252

Cash and cash equivalents at end of the period	$28,946	$203,252	$39,075

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$600	$-

Non cash investing and financing activities:
Common stock receivable	$325,000	$-	$-

See the accompanying notes to the consolidated financial statements.

SFG Financial Corporation and Subsidiaries
Notes to Financial Statements
January 31, 2008

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SFG Financial Corporation (the “Company”) was incorporated on November 9, 1983 under the laws of the State of Delaware.  From January 2002 to March 2007, the Company had no operations and as such was considered a shell company. During March 2007 the Company entered into a reorganization agreement with XLFX, Inc. (formerly COESfx HOLDINGS, INC.) (See Note 3). The Company intends to operate in the business of providing online foreign currency trading platforms. The Company has chosen January 31 as its year end.

Reclassifications

Certain items presented in the previous year’s financial statements have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs, which do not extend the life of the assets, are expensed.

Depreciation and Amortization

Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are summarized as follows:

Furniture and fixtures	10 years
Office and computer equipment	5 years
Computer software	3 years
Leasehold improvements	5 years
Trading platform	5 years

Trading Platform

The Company capitalizes costs, internal and external, direct and incremental, related to the Trading Platform development in accordance with AICPA Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.  Development costs incurred during the preliminary or maintenance project stage are expensed as incurred, while costs incurred during the application development stage are capitalized and are amortized using the straight-line method over their useful life, not to exceed five years. Amortization of the capitalized costs begins only when the software becomes ready for its intended use. General and administrative costs related to developing or obtaining such software is expensed as incurred.

SFG Financial Corporation and Subsidiaries
Notes to Financial Statements
January 31, 2008
Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company earned its revenue in various ways. It received a transaction fees for each transaction executed using its trading Platform, the clearing companies earned additional revenue from interest earned on client’s funds as well as interest differential on swaps and  roll-overs. The Company earned commissions and rebates from licensed users of the Trading Platform. Commissions, rebates and related expenses are recorded on a trade date and transaction basis.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s loans payable approximated its fair value based on the current market conditions for similar debt instruments.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. During the year ended January 31, 2008, the Company recognized an impairment charge of $737,838 related to the obsolescence of technology related to its trading platform.  An impairment is measured as the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the from the impaired assets.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

SFG Financial Corporation and Subsidiaries
Notes to Financial Statements
January 31, 2008

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company follows SFAS 123R "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees".

Recent Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will be effective for the Company’s 2009 fiscal year and was required to be adopted by the Company effective February 1, 2009. Management at this time has not evaluated the impact, if any, of adopting SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of our fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations (revised 2007).” This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R will be effective for our fiscal year beginning February 1, 2009, and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

SFG Financial Corporation and Subsidiaries
Notes to Financial Statements
January 31, 2008

In February 2008, FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on February 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, is not expected to have a material effect on the Company’s consolidated financial statements. The Company is currently assessing the impact, if any, of SFAS No. 157 relating to its planned February 1, 2009, adoption of the remainder of the standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133”, which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of the adopting this statement.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

SFG Financial Corporation and Subsidiaries
Notes to Financial Statements
January 31, 2008

In May 2008, the FASB issued SFAB No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective upon approval by the SEC. the standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

NOTE 3.  RECAPITALIZATION

On March 6, 2007, SFG Financial Corporation (“SFG”) entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), pursuant to which COESfx Acquisition Corp. (“Acquisition”), a wholly owned subsidiary of SFG merged with and into XLFX, Inc. (formerly COESfx Holdings, Inc.) (“XLFX”). On July 18, 2007 Acquisition completed the merger with XLFX, which made XLFX a wholly owned subsidiary of SFG. Under the terms of the Merger Agreement, the former stockholders of XLFX hold approximately 96% of the issued shares of SFG. As the former stockholders of XLFX control SFG after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, XLFX is deemed to be the acquirer and SFG, the legal acquirer, is deemed to be the acquired entity. No goodwill was recognized as SFG was a “shell” company. The former shareholders of SFG retained an aggregate of 750,009 shares of common stock and the excess of the liabilities assumed over the assets received at the acquisition date of $157,730 has been reclassified to paid in capital.

NOTE 4. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations.  For the year ended January 31, 2008, the Company incurred a net loss of $15,385,370 and has working capital and stockholders’ deficits of $1,124,933 and $1,049,917 at January 31, 2008.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to expand its revenue base by adding new customers and increasing its advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

SFG Financial Corporation and Subsidiaries
Notes to Financial Statements
January 31, 2008

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment at January 31, 2008, consisted of the following:

Computer equipment and software	$221,078
Furniture and office equipment	29,912
Leasehold improvements	18,500
269,490
Accumulated depreciation and amortization	(262,705)
$6,785

Trading Platform at January 31, 2008, consisted of the following:

Trading platform	$59,784
Accumulated amortization	(5,979)
$53,805

Depreciation and amortization expense for the years ended January 31, 2008, December 31, 2006, and the one month ended January 31, 2007, was $336,721, $353,648 and $895.

NOTE 6. NOTES PAYABLE

In September 2006, the Company borrowed $80,000 in exchange for a promissory note.  This unsecured note bears interest at a rate of 5% per annum and was due and payable on July 18, 2007. Since this note was not paid off on July 18, 2007, the interest rate increased to 15% per annum.  Accrued interest under this note as of January 31, 2008, is $5,334. The note is due on demand.

In February 2007, the Company borrowed $25,000 in exchange for a promissory note.  This unsecured note bears interest at a rate of 9% per annum and was due and payable on the earlier of (i) March 31, 2007 or (ii) the closing of the Reverse Merger which occurred on July 18, 2007 (see Note 3).  Since this note was not paid off on March 31, 2007, the interest rate increased to 15% per annum.  The Company made a principal payment of $12,500 on April 21, 2007 which reduced the balance owed under the note to $12,500.  Accrued interest under this note as of January 31, 2008, is $1,994. The note is due on demand.

In March 2007, the Company borrowed an aggregate sum of $120,000 in exchange for two (2) separate promissory notes.  These notes are unsecured and bear interest at a rate of 9% per annum and were due and payable on the earlier of (i) May 15, 2007 or (ii) the closing of the Reverse Merger which occurred on July 18, 2007, (see Note 3).  Since these notes were not paid off on May 15, 2007, the interest rate increased to 15% per annum.  Accrued interest under these notes as of January 31, 2008 is $9,000. The note is due on demand.

In March 2007 the Company borrowed $7,500 in exchange for a promissory note.  This unsecured note is interest free and was due on July 31, 2007.  As of January 31, 2008, this promissory note remains unpaid and is due on demand.

In total, at January 31, 2008, the Company owes an aggregate of $236,328 under the five (5) separate promissory notes described above.  The aggregate principal balance owed under these promissory notes is $220,000.  The remaining balance of $16,328 owed under these notes represents accrued interest.

SFG Financial Corporation and Subsidiaries
Notes to Financial Statements
January 31, 2008

NOTE 7. INCOME TAXES

The Company accounts for income taxes under SFAS 109 “Accounting for Income Taxes”, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
-

As of January 31, 2008, the Company has a net operating loss carryforward of approximately $6,000,000. This loss may be available to offset future taxable income. If not used, this carryforward will expire through 2028. The deferred tax asset of approximately $2,000,000 relating to the operating loss carryforward has been fully reserved at January 31, 2008. The increase in the valuation allowance related to the deferred tax asset was approximately $1,000,000 during 2008. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation being charged to operations for financial reporting purposes. The Company may be limited in its use of this operating loss carryforward due to changes in control as described in Note 3.

NOTE 8. STOCKHOLDERS’ (DEFICIT)

During the periods covered by these financial statements the Company issued shares of common stock and subordinated debentures without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the “safe harbor” exemptions from registration, if such exemptions were found not to apply, this could have a material impact on the Company’s financial position and results of operations.

Pursuant to an amendment to its articles of incorporation filed on March 4, 2008, the Company is authorized to issue 125,000,000 shares of common stock with a par value of $.001 and 10,000,000 shares of preferred stock with a par value of $.001. The Company currently has no issued or outstanding shares of preferred stock.

On March 4, 2008, the Company affected a one for 7.351808 reverse stock split. All share and per share amounts have been restated to reflect the split.

Common shares issued in exchange for compensation

During the year ended January 31, 2008, the Company issued an aggregate of 14,210,739 shares of common stock as for which compensation charges are applicable. These shares were valued at $11,724,750 which represents the fair value of the shares on the dates at which the issuances were agreed to. Included in these shares were 8,830,000 shares of common stock valued at $8,830,000 issued to certain shareholders pursuant to certain anti-dilution provisions contained in agreements between the holders and the Company. Such shares were issued to the holders to help maintain their percentage of ownership interest in the Company and the value of the shares will not be deducted by the Company for tax purposes, although they are accounted for as a compensation expense (see Note 7).

SFG Financial Corporation and Subsidiaries
Notes to Financial Statements
January 31, 2008

Common shares issued in exchange for cash

During the year ended January 31, 2008, the Company issued 9,014,285 shares of common stock for cash aggregating $500,000 and a receivable of $325,000.

Common stock - Other

Pursuant to the recapitalization discussed in Note 3, 4,628,874 shares of common stock were returned to the Company and cancelled and $43,187 was reclassified to common stock from additional paid in capital to adjust common stock to par value.

Preferred Stock

During June 2007 the Company issued 770 shares of preferred stock of XLFX, Inc. (formerly COESfx Holdings, Inc.) for cash aggregating $700,000. These shares were sold pursuant to a private placement of 2,000 shares of convertible preferred stock.

Terms of the Preferred Stock:

Base Dividend:
When and if declared by the Board of Directors of the Corporation, payable semi-annually in arrears at the rate of $45.00 per Share. Base Dividends will not be accrued unless declared by the Board of Directors. No dividends on common stock or any lower ranking class of securities may be paid unless and until Base Dividends on the Preferred Stock  applicable to all prior semi-annual periods, whether or not declared by the Board of Directors, have been paid in full on a cumulative basis. There can be no assurance that the Company’s Board will, in fact, declare Base Dividends on the Preferred Stock, as payment of Base Dividends will be restricted to funds legally available for the payment of dividends.

Income Participation:
When and if declared by the Board of Directors of the Corporation, holders of the Preferred Stock will also be entitled to receive a participation in the Corporation’s net operating profits equal, on a per Share basis, to 0.000025 times the positive amount, if any, remaining after the amount paid as Base Dividends in the applicable semi-annual period is subtracted from net operating profits for such period, subject to a maximum payment of $80.00 per Share per semi-annual period.  This Income Participation is non-cumulative and will not be paid if it would cause the Corporation to be in violation of any law, regulation or contract to which it is a party.

SFG Financial Corporation and Subsidiaries
Notes to Financial Statements
January 31, 2008

Maturity:	None.

Amortization:	None.

Redemption:
At the Corporation’s option at any time after April 1, 2010, the Preferred Stock may be redeemed, upon 30 days’ prior written notice, at a per share price equal to $1,000 plus the amount of any accrued and unpaid Base Dividends.

Conversion:
At the option of any holder, at any time or from time to time after the date on which SFG increases its authorized number of shares of Parent Common Stock to a number of at least 500,000,000 shares, the Preferred Stock may be converted into common stock of SFG at a rate such that the number of shares of common stock receivable upon the conversion of each share of Preferred Stock shall equal 0.0061856% (12.37% on an aggregate basis) of the “fully diluted” (as defined in the Certificate of Amendment) shares of common stock of SFG outstanding on the date of issuance of the Preferred Stock so converted, subject to adjustment as provided below under the caption  “Anti-Dilution”. The sale of the 770 preferred shares would convert into 4.76% on an aggregate basis.

Anti-Dilution:
As more fully described in the Certification of Amendment, the conversion rate will be adjusted for stock splits, stock dividends and certain other transactions occurring after the issuance date of the Preferred Stock which involve the issuance of common stock or securities entitling the holder thereof to acquire common stock at a price that is below the market price prevailing on the issue date of such common stock or other security granting the holder the right to acquire common stock. No adjustments to the conversion rate will be made for the issuance of SFG securities (i) to any existing COESfx warrant, option and/or rights holder; and/or (ii) pursuant to and/or as described in the Merger Agreement.

Liquidation Preference:
In the event of liquidation of the Corporation, holders of the Preferred Stock then outstanding will be entitled to receive the Liquidation Preference Amount before holders of the Corporation’s common stock are entitled to receive any portion of the consideration available from such liquidation. For the purposes hereof, the Liquidation Preference Amount shall be equal to the sum of: (i) the principal amount ($1,000.00) of any then outstanding Preferred Stock plus (ii) all cumulatively unpaid Base Dividends relating thereto, calculated for such purpose as if such Base Dividends had been declared by the Board.

SFG Financial Corporation and Subsidiaries
Notes to Financial Statements
January 31, 2008

Purchaser Rights:
Voting:  One vote for each share of Preferred Stock, provided, however, that if Base Dividends have not been paid for more than three (3) consecutive semi-annual periods, then holders of the Preferred Stock, as a group, shall be entitled to elect one-third of the members of the Corporation’s Board of Directors at any regularly scheduled election of Directors occurring after the date of the fourth, or any subsequent, consecutive omitted Base Dividend.  Such special voting rights shall no longer be applicable if payments by the Corporation to holders of the Preferred Stock cause the amount of accrued and unpaid Base Dividends to fall below that amount which is equal to four (4) times the stated semi-annual Base Dividend payment rate (i.e., $180).   Notwithstanding the foregoing, consent of the holders of a majority in interest of the Series A Preferred Stock shall be required for any of the following: (i) any amendment to the Articles of Incorporation or Bylaws of the Corporation that alters, changes or amends the preferences, rights or privileges of the Series A Preferred Stock; (ii) the creation of any class or series of stock that is on a parity with or has preference over the Series A Preferred Stock; (iii) any declaration or payment of dividends or the repurchase or redemption of any stock, except as provided in the Amended and Restated Articles of Incorporation or repurchases of unvested shares of stock from employees, consultants or non-employee directors upon the termination of their service to the Corporation; and (iv) any other matters that by law are subject to a separate class vote.

Registration Rights:	The Preferred Stock shall have certain demand and piggy-back registration rights.

Common stock warrants

During the year ended January 31, 2008, the Company granted warrants for services or amended the terms of existing warrants. The expenses charge to operations within stock compensation expense during the year ended January 31, 2008 was $1,038,588.

The terms of the warrants granted or amended during the year were:
Exercise period - 6 months to 10 years
Exercise price - $0.001 to $10.00
Dividend yield - None
Stock volatility - 92.464%
Risk free rate of interest - 4.29% to 4.76%
Stock price - $0.05 to $0.20

Warrants Outstanding , January 1, 2006	4,620,710
Granted	26,106
Exercised/Expired	-
Warrants Outstanding, December 31, 2006	4,646,816
Granted	-
Exercised/Expired	-
Warrants Outstanding, January 31, 2007	4,646,816
Granted	7,500,000
Exercised/Expired	(3,500,000)
Warrants Outstanding, January 31, 2008	8,646,816

SFG Financial Corporation and Subsidiaries
Notes to Financial Statements
January 31, 2008

The following table summarizes information about fixed-price stock options at January 31, 2008:

	Outstanding			Exercisable
	Weighted	Weighted	Weighted-
	Average	Average	Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.001	1,505,000	4.67	$0.001	1,505,000	$0.001
$0.010	2,100,000	4.00	$0.010	2,100,000	$0.010
$0.100	975,000	3.33	$0.100	975,000	$0.100
$0.200	725,000	2.50	$0.200	725,000	$0.200
$0.500	21,106	2.00	$0.500	21,106	$0.500
$10.00	3,320,710	1.00	$10.00	3,320,710	$10.00
	8,646,816			8,646,816

NOTE 9. COMMITMENTS AND CONTINGENCIES

Rent expense for the year ended January 31, 2008, and the one month ended January 31, 2007, was approximately $165,500 and $13,750.

Future minimum lease payments under all non-cancelable operating leases for years ending subsequent to January 31, 2008 are as follows:

2009          $ 42,858

NOTE 10. RELATED PARTY TRANSACTIONS

At January 31, 2008, the Company is indebted to related parties in the amount of $39,555 which is included in accounts payable.

During the year ended January 31, 2008, the Company issued shares to officers, directors and other related parties as follows:

Stock issued to officers and directors for services during the year ended January 31, 2008, totaled 5,250,000 shares valued at $2,790,000.

Warrants granted to officers and directors or services during the year ended January 31, 2008, totaled 5,500,000 warrants valued at $661,743.

NOTE 11. SUBSEQUENT EVENTS

Subsequent to January 31, 2008, the Company issued 1,014,659 shares of its commons stock for cash proceeds of $160,000.

Subsequent to January 31, 2008, the Company issued 1,239,999 shares of its common stock for services valued at $676,166.

On September 25, 2008, an employee exercised 600,000 warrants at $0.001 per share ($600) for 600,000 shares of the Company's common stock.